Form 10-Q
period 1996-04-30
BIOWHITTAKER INC
filed 1996-06-14
CIK 879550

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
                                   (Mark One)


|X| Quarterly Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

For the period ended April 30, 1996

|_| Transition Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934.

For the transition period from  __________________ to ___________________

Commission file number  1-10870
                        -------

                               BIOWHITTAKER, INC.
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)



          Delaware                                            95-3917176
 ------------------------------                           -----------------
(State or other Jurisdiction of                           (I.R.S. Employer
  Incorporation or Organization)                           Identification No.)



8830 Biggs Ford Road, Walkersville, Maryland                   21793-0127
- --------------------------------------------              ------------------
  (Address of Principal Executive Offices)                     (zip code)


                                 (301) 898-7025
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



        Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                       |X|    Yes      |_|  No

        The number of shares outstanding of the Registrant's only class of common stock as of April 30, 1996 was 10,759,199.

Part I. Financial Information
        Item 1. Financial Statements

                               BIOWHITTAKER, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)



                                        For the Three Months  For the Six Months
                                           Ended April 30,      Ended April 30,
                                           ---------------      ---------------
                                            1996      1995      1996       1995
                                            ----      ----      ----       ----



Sales .................................  $ 13,559   $ 14,147  $ 25,471 $ 28,677
Costs and expenses
Cost of sales .........................     7,187      7,540    13,665   15,226
Research and development ..............       649        754     1,234    1,428
Selling, general and administrative ...     3,736      3,879     7,031    7,863
                                          -------     ------    ------   ------
                                           11,572     12,173    21,930   24,517
                                           ------     ------    ------   ------


Income From Operations ................     1,987      1,974     3,541    4,160

Other (income)/expenses
Purchased research and development ....       --         --      4,000       --
Gain on sale of joint venture .........       --      (2,054)      --    (2,054)
Gain on Pharmacia settlement ..........       --         (19)      --    (1,732)
Gain on sale of product line ..........       --         --     (1,322)     --
Other income ..........................      (90)       (145)     (181)    (145)
Equity in loss of joint venture .......       --         429       --       749
Interest ..............................       60         134       159      335
Loss/(Gain)on foreign currency
  transaction .........................       (8)         10        28       23
                                          -------    --------  -------   ------
                                             (38)     (1,645)    2,684    2,824)
                                          -------     -------  -------   ------

Income Before Income Taxes ............    2,025       3,619       857    6,984
Provision for income taxes ............      658       1,378     1,449    2,664
                                          ------     -------    -------  ------

Net Income/(Loss) .....................  $ 1,367     $ 2,241   $ (592)  $ 4,320
                                          ======     =======   =======   ======

Net Income/(Loss) Per Share ...........  $  0.13     $  0.20   $ (.05)  $  0.39
                                          ======     =======   =======  =======

Average common and common equivalent
shares outstanding (in thousands) .....   10,906      11,051    10,759   11,058
                                         =======    ========   =======  =======





Unaudited
See Notes to Consolidated Financial Statements

                               BIOWHITTAKER, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)



                                                       April 30,    October 31,
                                                         1996           1995
                                                       --------       --------
    ASSETS

CURRENT ASSETS

Cash and cash equivalents ......................       $  1,470      $    359
Accounts receivable ............................          9,017         8,624
Other receivables ..............................          1,764           --
Inventories ....................................         20,082        19,138
Assets held for disposal .......................            --         10,379
Prepaid income taxes ...........................            300           --
Prepaid expenses ...............................          1,739           556
                                                       --------       -------
    Total Current Assets .......................         34,372        39,056
                                                       --------       -------

PROPERTY, PLANT AND EQUIPMENT ..................         32,860        30,506
Less accumulated depreciation and amortization .         16,145        14,631
                                                       --------       -------
                                                         16,715        15,875
OTHER ASSETS
Intangibles ....................................         11,840         4,682
Deferred income taxes ..........................            633           --
Other receivables ..............................            418           --
Miscellaneous ..................................            113           188
                                                       --------       -------
                                                         13,004         4,870
                                                       --------       -------
                                                       $ 64,091      $ 59,801
                                                       ========       =======
    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable ..................................       $   --        $   900
Current portion of long-term debt ..............         1,122         1,101
Accounts payable ...............................         4,669         3,183
Accrued liabilities ............................         7,587         4,581
Deferred income taxes ..........................           694           410
                                                      --------       -------
    Total Current Liabilities ..................        14,072        10,175
                                                      --------       -------

LONG-TERM DEBT .................................         2,400         2,936
                                                      --------       -------
DEFERRED INCOME TAXES ..........................         2,257           732
                                                      --------       -------
STOCKHOLDERS' EQUITY
Common stock ...................................          108           108
Additional paid-in capital .....................       26,389        26,389
Retained earnings ..............................       18,888        19,480
Translation adjustment .........................          (23)          (19)
                                                      --------      -------
    Total Stockholders' Equity .................       45,362        45,958
                                                      --------      -------
                                                     $ 64,091       $59,801
                                                     ========       =======

April 30, 1996 - Unaudited
See Notes to Consolidated Financial Statements

                               BIOWHITTAKER, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                            For the Six Months
                                                              Ended April 30,
                                                              ---------------
                                                                1996        1995
                                                             ----        ----
OPERATING ACTIVITIES

Net (loss)/income ....................................     $ (592)    $ 4,320
Adjustments to reconcile net (loss)/income to net cash
   provided by operating activities:
    Depreciation and amortization ....................      1,681       2,287
    Purchased research and development ...............      4,000        --
    Gain on sale of BioWhittaker International
       and BioWhittaker France .......................        --       (2,054)
    Gain on sale of product line .....................     (1,322)       --
    Equity in loss of joint venture ..................        --          749
    Deferred income taxes ............................        (51)       (535)
    Loss on disposal of property, plant and equipment          17          88
    Write-down of property, plant and equipment ......        --          824
    Changes in  operating  assets  and  liabilities,  excluding  the  affect  of acquisitions:
         Accounts receivable .........................        477        (214)
         Inventories .................................        235      (2,675)
         Prepaid expenses and other assets ...........     (1,605)        520
         Accounts payable and accrued liabilities ....       (120)      2,638
                                                         --------    --------
         Net Cash Provided by Operating Activities ...      2,720       5,948
                                                         --------    --------
INVESTING ACTIVITIES
Purchases of property, plant and equipment ...........     (1,534)     (1,238)
Proceeds from sale of product line ...................     11,914         --
Purchase of Clonetics, net of cash received ..........     (8,226)        --
Advance royalty payment to Diagnostic Hybrids, Inc. ..     (1,100)        --
                                                         --------    --------
         Net Cash Provided by/(Used in) Investing
             Activities ..............................      1,054      (1,238)
                                                         --------    --------
FINANCING ACTIVITIES
Net payments of notes payable ........................       (900)       (600)
Payment of long-term debt ............................     (1,640)     (4,106)
Stock options exercised ..............................        --         (194)
Other ................................................       (123)         23
                                                         --------    --------
    Net Cash Used in Financing Activities ............     (2,663)     (4,877)
                                                         --------    --------
    Net Change In Cash and Cash Equivalents ..........      1,111        (167)
    Cash and Cash Equivalents At Beginning Of Year ...        359         638
                                                         --------    --------
    Cash and Cash Equivalents At End Of Period .......   $  1,470    $    471
                                                         ========    ========
Supplemental  disclosure of cash flow  information:  Cash paid during the period for:
       Interest ......................................   $    257    $    287
                                                         ========    ========
       Income taxes ..................................   $  1,724    $  1,523
                                                         ========    ========


Notes
    1. In connection with the acquisition of all of the common stock of Clonetics Corporation for $8,733 in cash, the Company acquired assets with a value of $8,236, assumed liabilities of $3,503 and expensed $4,000 of purchased research and development.

Unaudited
See Notes to Consolidated Financial Statements

                               BIOWHITTAKER, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in Thousands, Except Per Share Data)

    Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended April 30, 1996 are not necessarily indicative of the results that may be expected for the year ending October 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended October 31, 1995 for BioWhittaker, Inc. and its subsidiaries ("the Company" or "BioWhittaker").

     Reclassifications:   Certain  prior  years'  amounts  in  the  consolidated
financial statements have been reclassified to conform to the 1996 presentation.

    Net Income Per Share: Net income per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. Common equivalent shares include the dilutive effect of outstanding stock purchase options and Anasco's right to maintain its aggregate percentage voting interest in the Company calculated, in each case, under the treasury stock method. Net income per share determined on a fully diluted basis is not materially different from the primary net income per share presented.

     Inventories: Inventories consisted of the following:

                                                   April 30,         October 31,
                                                      1996              1995
                                                   ----------        ----------
     Raw material................................  $   4,051         $   2,903
     Work in process.............................      6,181             5,153
     Finished goods..............................      9,850            11,082
                                                  ----------         ----------
                                                   $  20,082         $  19,138

     Litigation  Settlement:  On  December  23,  1994,  BioWhittaker  reached an agreement with Pharmacia AB and certain affiliated companies (together, "Pharmacia") to settle a lawsuit in which BioWhittaker claimed that Pharmacia infringed BioWhittaker's patents covering its diagnostic allergy testing system in the United States, Canada and Australia.

     As a result of the settlement agreement, BioWhittaker has granted Pharmacia a license to use its patents in the United States, Canada and Australia. Under the terms of this license, Pharmacia agreed to pay 3% of all revenues from the sale of those products using the patents, subject to a minimum of $500 for 1995, for which payment was received in December, 1994, and a minimum of $300 for each of the years 1996 through 1999. In addition, Pharmacia also paid BioWhittaker $3,500 in December, 1994 for past infringement, for a total cash payment upon settlement of $4,000. The proceeds from the settlement, net of legal fees and certain other expenses, is reflected in the Company's Consolidated Statement of Income for the six months ended April 30, 1995.

     Impact of Recently Issued Accounting Standards: In March, 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires that impairment losses be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement 121 in the first quarter of fiscal 1996. The adoption had no impact on the Company's financial position or net income for the three and six months ended April 30, 1996.

     In December 1994, the Accounting Standards Executive Committee issued Statement of Position 94-6, "Disclosure of Certain Significant Risks and
Uncertainties", which requires companies to include in their financial statements disclosures about the nature of their operations and the use of

                                BIOWHITTAKER, INC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  (Dollars in thousands, except per share data)

estimates in the preparation of financial statements. In addition,companies may be required to include disclosures about certain significant estimates and current vulnerability due to certain concentrations. The Company will adopt SOP 94-6 in its annual financial statements for fiscal 1996 and, based on current circumstances, does not believe that significant additional disclosures will be required.

     Acquisitions and Divestitures. On January 17, 1996, the Company acquired 100% of the stock of Clonetics Corporation ("Clonetics"), a leading manufacturer of normal human cells, for $8,733 in cash and the assumption of approximately $3,500 in liabilities. The operations of Clonetics are included in the consolidated statement of income from the date of acquisition. The transaction was accounted for as a purchase and the excess cost over fair value of the net assets acquired is being amortized on a straight line basis over 15 years. $4,000 of the purchase price was allocated to purchased research and development and expensed on the Company's statement of income for the quarter ended January 31, 1996. The expense for purchased research and development is not deductible for income tax purposes.

      On December 18, 1995, the Company sold to Carter-Wallace, Inc. ("Carter") its diagnostic test kit business in the ELISA format for $9,000 and on February 2, 1996 sold its related FIAX line for $1,000. Carter also purchased ELISA and FIAX finished goods inventory for approximately $1,400. BioWhittaker has agreed to continue to manufacture ELISA and FIAX products for Carter for up to one and five years, respectively. Under a separate agreement with one of Carter's contract manufacturers, BioWhittaker has agreed to sell certain raw material and work in process inventory over a two year period. This inventory has an estimated book value of $900.

     BioWhittaker has also agreed to provide to Carter's customers certain diagnostic testing instrumentation associated with the ELISA and FIAX product lines and to service the equipment for up to two years. The equipment surcharge typically paid on each kit purchased by customers will be collected by Carter and remitted to the Company in the amount of approximately $1,200, the book value of such diagnostic equipment owned by the Company at closing.

     As a result of this transaction, BioWhittaker recorded an after-tax gain of $1,104 or $0.10 per share on it's consolidated statement of income for the quarter ended January 31, 1996. Additional gain or loss could result based on actual sales of assets and the effects of the manufacturing transition.

     The following table presents proforma consolidated results of operations for the three and six months ended April 30, 1995 and 1996, assuming that the purchase of Clonetics Corporation and the sale of the diagnostic test kit business to Carter-Wallace, Inc. had occurred at the beginning of each of the respective fiscal periods.

                                 For the Three Months     For the Six Months
                                         Ended                   Ended
                                        April 30,               April 30,
                                  --------------------     -------------------
                                    1995        1996         1995       1996
                                  --------   ---------     ---------   -------
     Sales.....................   $ 13,559   $ 12,630      $ 25,300  $ 26,253
     Net Income................   $  1,367   $  2,153      $  2,072  $  4,614
     Net Income Per Share......   $   0.13   $   0.20      $   0.19      0.42

     The above proforma information has been derived from the historical financial statements as adjusted for the proforma results of operations of Clonetics Corporation prior to its purchase by BioWhittaker, the reduction in revenue and expenses as a result of the sale to Carter-Wallace, Inc. and an estimated income tax provision related to the historical results and foregoing adjustments. The gain on the sale to Carter-Wallace, Inc. and the write-down of purchased research and development have been excluded from the proforma results of operations as they are non-recurring events.

     The above proforma information is presented for illustrative purposes only and is not necessarily indicative of the operating results had the acquisition of Clonetics Corporation and the sale to Carter-Wallace, Inc. occurred as of November 1, 1994 and November 1, 1995.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Results of Operations

Comparison of the first six months of fiscal 1996 to the first six months of fiscal 1995.

     Sales for the first six months of fiscal 1996 of $25.5 million were less than fiscal 1995 sales of $28.7 million by $3.2 million, or 11.2%. Fiscal year 1996 revenues reflect lower sales volume due to the December 18, 1995 sale of the Company's EIA and FIAX test kit product lines (the "EIA and FIAX Product Lines") and to the April 30, 1995 sale of BioWhittaker France. These declines were partially offset by increased sales resulting from the January 17, 1996 acquisition of Clonetics Corporation ("Clonetics") (see "Notes to Consolidated Financial Statements" and "Liquidity and Financial Condition").

     Cell culture product sales increased by $1.7 million, or 14.1%, to $13.9 million, due primarily to an additional $1.8 million in sales as a result of the acquisition of Clonetics and to higher sales volume for the Company's cell culture media product line. These increases were partially offset by lower sales volume for cell cultures.

     Endotoxin detection product sales decreased by $0.5 million, or 6.5%, to $6.7 million, primarily due to a decrease in sales mark-up as a result of the April 30, 1995 sale of the Company's former subsidiary, BioWhittaker France. Excluding the effects of the sale of BioWhittaker France, sales for endotoxin detection products increased $0.4 million, or 5.7%.

     Clinical diagnostic testing product sales decreased by $4.4 million, or 47.6% to $4.9 million, due to the sale of the EIA and FIAX Product Lines. The Company expects diagnostic product sales for each quarter of fiscal 1996 to be lower than those in the comparable periods of fiscal 1995 as a result of this transaction. In addition, sales for the Company's allergy product line declined, as expected, because of continuing lower international sales volume.

     Gross margins were 46.4% of sales for the first six months of fiscal 1996 compared with 46.9% during the comparable period of fiscal 1995, which slight decline was due primarily to the sale of BioWhittaker France.

     Research and development expenses as a percentage of sales decreased slightly to 4.8% for the first six months of fiscal 1996 from 5.0% for the comparable period of fiscal 1995, primarily as a result of the elimination of expenses associated with the EIA and FIAX Product Lines.

     Selling, general and administrative expenses as a percentage of sales increased to 27.6% for the first six months of fiscal 1996 from 27.4% for fiscal 1995, reflecting proportionally higher expenses for Clonetics.

     "Purchased research and development" represents the expensing of in-process research and development acquired as a part of the purchase of Clonetics. "Gain on the sale of product line" represents the gain, before the effect of taxes, as a result of the sale of the EIA and FIAX Product Lines. See "Notes to Consolidated Financial Statements" and "--Liquidity and Financial Condition" for further discussion of these transactions. For fiscal 1996, "Other Income" is comprised primarily of payments received from Boehringer Ingelheim for technology assistance under the terms of its agreement with the Company. "Equity in loss of joint venture" reflects the Company's $0.7 million pre-tax share of operating losses during the first six months of fiscal 1995 of its joint venture with Boehringer Ingelheim. The Company's interest in the joint venture was sold in April, 1995.

      "Provision for income taxes" reflects the lack of income tax benefit associated with the expensing of purchased research and development and favorable treatment of the gain associated with the sale of the Company's diagnostic test kit business. Before the effect of these transactions, the "Provision for income taxes" as a percentage of Income Before Income Taxes was 34.8% for the first six months of fiscal 1996 compared to 38.1% for the comparable period of fiscal 1995. The lower percentage for the first six months of fiscal 1996 is primarily due to lower tax rates on the income of Clonetics.

Comparison of the second quarter of fiscal 1996 to the second quarter of fiscal 1995.

     Sales for the second quarter of fiscal 1996 of $13.6 million were less than fiscal 1995 sales of $14.1 million by $0.6 million, or 4.1%, reflecting lower sales volume due to the sale of the EIA and FIAX Product Lines and to the 1995 sale of BioWhittaker France. These declines were partially offset by increased sales resulting from the acquisition of Clonetics.

     Cell culture product sales increased by $2.2 million, or 40.2%, to $7.8 million due primarily to $1.6 million in sales as a result of the acquisition of Clonetics, a $0.6 million increase in periodic orders to a single customer for cell cultures and to higher volume for the Company's cell culture media product line.

     Endotoxin detection product sales increased by $0.2 million, or 4.2%, to $3.9 million, primarily due to higher sales volume for the Company's Kinetic QCL test partially offset by a decrease in sales mark-up as a result of the April 30, 1995 sale of the Company's former subsidiary, BioWhittaker France. Excluding the effects of the sale of BioWhittaker France, sales for endotoxin detection products increased $0.6 million, or 19.9%.

     Clinical diagnostic testing product sales decreased by $3.0 million, or 61.4% to $1.9 million due to the sale of the EIA and FIAX Product Lines. The Company expects diagnostic product sales for each quarter of fiscal 1996 to be lower than those in the comparable periods of fiscal 1995 as a result of this transaction. In addition, sales for the Company's allergy product line declined , as expected, because of continuing lower international sales volume.

     Gross margins were 47.0% of sales for the second quarter of fiscal 1996 compared with 46.7% during the comparable period of fiscal 1995. 1996 margins reflect the favorable impact of the sale of the EIA and FIAX Product Lines.

     Research and development expenses as a percentage of sales decreased to 4.8% for the second quarter of fiscal 1996 from 5.3% for the comparable period of fiscal 1995 primarily as a result of the elimination of expenses associated with the EIA and FIAX Product Lines.

     Selling, general and administrative expenses as a percentage of sales increased to 27.6% for the second quarter of fiscal 1996 from 27.4% for the comparable period of fiscal 1995 largely due to the inclusion of proportionally higher expenses associated with Clonetics, partially offset by the elimination of proportionally higher selling expenses associated with the EIA and FIAX Product Lines and BioWhittaker France.

     For fiscal 1996, "Other Income" is comprised primarily of payments received from Boehringer Ingelheim for technology assistance under the terms of the sale of the Company's 50% interest in its joint venture.

      "Provision for income taxes" as a percentage of Income Before Income Taxes was 32.5% for the second quarter of fiscal 1996 compared to 38.1 % for the comparable period of fiscal 1995. The lower percentage for the second quarter of fiscal 1996 is primarily due to lower tax rates on the income of Clonetics.


Liquidity and Financial Condition

     During the first six months of fiscal 1996, BioWhittaker financed its operations, capital expenditures and product development activities with cash provided by operations, cash of $11.9 million received from the sale of its EIA and FIAX Product Lines and debt. For the six months ended April 30, 1996 the Company generated $2.7 million from operating activities compared to $5.9 million for the comparable period of fiscal 1995. Cash generated by operating activities for the first six months of fiscal 1995 included the receipt of $4.0 million as a result of the settlement of the Pharmacia patent infringement lawsuit.

     At April 30, 1996, total current assets were $34.4 million compared to $39.1 million at October 31, 1995. As a result of the then pending sale of the EIA and FIAX Product Lines, current assets at October 31, 1995 included both $4.1 million of assets previously classified as non-current and $6.2 million of inventory classified as "Assets held for disposal". Current assets at April 30, 1996 include $1.5 million due to the sale of the EIA and FIAX Product Lines and $2.6 million as a result of the acquisition of Clonetics. Total current liabilities at April 30, 1996 were $14.1 million compared to $10.2 million at October 31, 1995 primarily reflecting the sale of the EIA and FIAX Product Lines.

     The Company's investing activities provided cash of $1.1 million for the first six months of fiscal 1996 compared to the use of $1.2 million in cash for the comparable period of fiscal 1995. Fiscal 1996 included $11.9 million received as a result of the sale of the EIA and FIAX Product Lines and $8.2 million used to acquire Clonetics which excludes liabilities incurred or assumed as a result of the acquisition. Purchases of property, plant and equipment totaled $1.5 million for the first six months of fiscal 1996 compared to $1.2 million for the comparable period of fiscal 1995.

     Financing activities consumed cash of $2.7 and $4.9 million for the first six months of fiscal years 1996 and 1995, respectively reflecting the repayment of amounts outstanding under the Company's various debt facilities.

     At April 30, 1996 the Company's principal short-term cash requirements were to fund the Company's normal working capital needs, consisting primarily of inventories and receivables, to fund capital expenditures and to fund acquisitions. At April 30, 1996 the Company had outstanding capital commitments of approximately $1.1 million and $9.0 million was available under the terms of the Company's revolving credit facility. In addition, the Company expects to receive additional amounts due related to the sale of its EIA and FIAX Product Lines.

     As a result of the sale of the EIA and FIAX Product Lines, the Company recorded an after-tax gain in the first quarter of fiscal 1996 of approximately $1.1 million, or $0.10 per share. This transaction could result in additional gain or loss in future periods primarily as a result of actual sales of inventory and of the effects of the manufacturing transition. Proceeds from this sale were used to fund the acquisition of Clonetics.

     On  January  17,  1996,   the  Company   acquired   Clonetics   Corporation
("Clonetics"), a privately owned company located in San Diego, California. Clonetics is a leading manufacturer of normal human cells. BioWhittaker acquired 100% of the stock of Clonetics for approximately $8.7 million in cash and the assumption of an estimated $3.5 million in liabilities. The Company entered into employment agreements with certain key individuals. The acquisition was largely funded with proceeds from the sale of the Company's EIA and FIAX test kit product lines. In its audited financial statements for the fiscal year ended December 31, 1995, Clonetics reported earnings of $0.7 million on sales of $5.5 million. The acquisition was accounted for as a purchase transaction and resulted in the recording of $6.4 million in intangibles that will be amortized over a period of 7 to 15 years.

                               BIOWHITTAKER, INC.
                           PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

     The Company's 1996 Annual Meeting of Stockholders was held on March 15, 1996, at which time the stockholders voted on the election of Class II directors, a proposal to amend the Company's Long-term Stock Incentive Plan to increase the number of shares for which awards may be granted thereunder by 500,000, and a proposal to ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year. The votes cast with respect to each of the issues subject to a vote of security holders were as follows:

                                               Against
                                                  or                    Broker
                                       For     Withheld  Abstentions   Non-Votes
                                       ---     --------  -----------   ---------
Joseph F. Alibrandi                 9,744,734    93,710      --           --
Stanley M. Lemon                    9,746,464    91,980      --           --
Ratification of the Amendment to    8,850,848   916,351    71,245         --
 Long-term Stock Incentive Plan
Ratification of the Appointment     9,764,418    15,230    58,796         --
 of Auditors

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits

        11. Statement regarding Computation of Per Share Net Income for the three months and six months ended April 30, 1996.

        (b) Reports on Form 8-K:

            The following report on Form 8-K was filed for the quarter ended April 30, 1996.

            Report filed on March 29, 1996 with respect to the acquisition of Clonetics Corporation which occurred on January 17, 1996. The report included the following financial statements and information:

           (i) Financial statements of business acquired.

                    Report of Independent Public Accountants.

                Clonetics Corporation:

                    Balance Sheets as of December 31, 1995 and 1994.

                    Statements of Income and Accumulated Deficit for the years ended December 31, 1995 and 1994.

                    Statements of Cash Flows for the years ended December 31, 1995 and 1994.

                    Notes to Financial Statements.

            (ii)Pro forma financial information.

                    General Statement to Unaudited Pro Forma Financial Information.

                    Unaudited Pro Forma Consolidated Statement of Income for the year ended October 31, 1995.

                    Unaudited Pro Forma Consolidated Statement of Income for the three months ended January 31, 1996.

                    Notes to Unaudited Pro Forma Consolidated Statements of Income.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      BIOWHITTAKER, INC.


Date:   June 13,  1996                By   /S/PHILP L. ROHRER, JR.
      ----------------------            -------------------------------------
                                        Philip L. Rohrer, Jr., Vice President
                                             (Principal Financial Officer)

                               BIOWHITTAKER, INC.
                                  EXHIBIT INDEX

                                                                    Sequentially
Exhibit No.        Desscription                                   Numbered Page
- -----------        -------------                                  -------------

11                 Computation of Per Share Net Income                  13

                                                                      Exhibit 11

                               BIOWHITTAKER, INC.
                       COMPUTATION OF PER SHARE NET INCOME
                  (Dollars in thousands, except per share data)




                                         For the Three           For the Six
                                          Months Ended           Months Ended
                                           April 30,               April 30,
                                       ----------------       -----------------
                                       1996        1995       1996         1995
                                       ----        ----       ----         ----
Earnings

Net(loss)income................      $ 1,367     $ 2,241      $  (592)  $ 4,320
                                     =======     =======      ========  =======

Average Common and Common
  Equivalent Shares (in 000)

Weighted average number of common
    outstanding................      10,759       10,713        10,759   10,657


Common equivalent share:

  Stock options included under
     treasury stock method.....         125          274          --        323
  Proportional interest rights of
     Anasco GmbH                         22           64          --         78
                                    -------     --------     --------   -------
Total..........................      10,906       11,051       10,759    11,058
                                    =======     ========     ========   =======
Net (Loss)/Income Per Share....     $  0.13     $  0.20      $ (0.05)   $  0.39
                                    =======     ========     ========   =======


Unaudited


     Note:Net income per share determined on a fully diluted basis is not materially different from primary net income per share shown above.

June 13, 1996



Securities and Exchange Commission
Judiciary Plaza
450 Fifth Street, N.W.
Washington, DC 20549

         Re:      BioWhittaker, Inc. (the "Company")
                  10-Q for the Quarterly Period Ended April 30, 1996

Dear Ladies and Gentlemen:

         For filing with the Securities and Exchange Commission pursuant to Instruction G of Form 10-Q is electronically transmitted copy with exhibits of the Company's Quarterly Report on Form 10-Q for the Quarterly period ended April 30, 1996.

         Please acknowledge receipt of this filing.




                                                   /s/ F. Dudley Staples, Jr.
                                                  ------------------------------
                                                  F. Dudley Staples, Jr.
                                                  Secretary and General Counsel



cc:      Mr. Philip L. Rohrer, Jr. (w/encl.)
         File