Form 10-Q/A
period 1996-04-30
BIOWHITTAKER INC
filed 1996-07-18
CIK 879550

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q/A
                                     (Mark One)


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

                               BIOWHITTAKER, INC.
                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits

          27.  Financial Data Schedule.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      BIOWHITTAKER, INC.


Date:   July 18,  1996                By   /S/PHILP L. ROHRER, JR.
      ----------------------            -------------------------------------
                                        Philip L. Rohrer, Jr., Vice President
                                             (Principal Financial Officer)