Form 10-Q
period 1996-07-31
BIOWHITTAKER INC
filed 1996-09-13
CIK 879550

September 13, 1996



Securities and Exchange Commission
Judiciary Plaza
450 Fifth Street, N.W.
Washington, DC 20549

         Re:      BioWhittaker, Inc. (the "Company")
                  10-Q for the Quarterly Period Ended July 31, 1996

Dear Ladies and Gentlemen:

         For filing with the Securities and Exchange Commission pursuant to Instruction G of Form 10-Q is an electronically transmitted copy with exhibits of the Company's Quarterly Report on Form 10-Q for the Quarterly period ended July 31, 1996.

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

For the period ended July 31, 1996.

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

                                                       |X|    Yes      |_|  No

        The number of shares outstanding of the Registrant's only class of common stock as of July 31, 1996 was 10,759,199.

Part I. Financial Information
        Item 1. Financial Statements

                               BIOWHITTAKER, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)


                                            For the Three        For the Nine
                                             Months Ended        Months Ended
                                               July 31,            July 31,
                                            --------------      ---------------
                                            1996      1995      1996       1995
                                            ----      ----      ----       ----

Sales..................................  $ 12,253  $ 13,571   $ 37,724 $ 42,248
Costs and expenses
  Cost of sales........................     6,169     7,554     19,834   22,780
  Research and development.............       704       694      1,938    2,122
  Selling, general and administrative..     3,398     3,311     10,429   11,174
                                            -----     -----     ------   ------
                                           10,271    11,559     32,201   36,076
                                           ------    ------     ------   ------

Income From Operations ................     1,982     2,012      5,523    6,172

Other(income)/expenses
  Purchased research and development....       --        --      4,000       --
  Litigation expenses ..................    3,500        --      3,500       --
  Gain on sale of joint venture ........       --        --         --   (2,054)
  Gain on Pharmacia settlement..........       --        --         --   (1,732)
  Gain on sale of product line..........       --        --     (1,322)      --
  Other income .........................      (91)      (91)      (272)    (236)
  Equity in loss of joint venture.......       --        --         --      749
  Interest..............................       67        93        226      428
  Loss/(gain)on foreign currency
     transactions.......................      (37)       11         (9)      34
                                            ------    -----      -----   ------
                                            3,439        13      6,123   (2,811)
                                            -----     -----      -----   ------

Loss)/Income Before Income Taxes........   (1,457)    1,999       (600)   8,983
Provision for income taxes..............     (547)      712        902    3,376

Net(Loss)/Income........................   $ (910)  $ 1,287   $ (1,502) $ 5,607
                                           ======   =======   ========  =======

Net (Loss)/Income Per Share.............   $(0.08)  $  0.12   $ ( 0.14) $  0.51
                                           ======   =======   === ====  =======

Average common and common equivalent
 shares outstanding (in thousands)......   10,759    10,894     10,759  11,011
                                           ======    ======     ======  ======










Unaudited
See Notes to Consolidated Financial Statements

                               BIOWHITTAKER, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                          July 31,   October 31,
                                                            1996        1995
                                                            ----        ----
    ASSETS

CURRENT ASSETS
Cash and cash equivalents ....................           $    550    $    359
Accounts receivable ..........................              7,485       8,624
Other receivables ............................              1,794          --
Inventories ..................................             20,738      19,138
Assets held for disposal .....................                 --      10,379
Prepaid income taxes .........................              1,381          --
Prepaid expenses .............................              1,891         556
                                                           ------      ------
    Total Current Assets .....................             33,839      39,056
                                                           ------      ------

PROPERTY, PLANT AND EQUIPMENT ................             33,329      30,506
Less accumulated depreciation and amortization             16,692      14,631
                                                           ------      ------
                                                           16,637      15,875
                                                           ------      ------
OTHER ASSETS
Intangibles ..................................             11,246       4,682
Deferred income taxes ........................                 81          --
Miscellaneous ................................                265         188
                                                           ------       -----
                                                           11,592       4,870
                                                           ------      ------
                                                         $ 62,068    $ 59,801
                                                          =======     =======
    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable ................................           $  1,300    $    900
Current portion of long-term debt ............                222       1,101
Accounts payable .............................              4,637       3,183
Accrued liabilities ..........................              7,731       4,581
Deferred income taxes ........................                 28         410
                                                           ------      ------
    Total Current Liabilities ................             13,918      10,175
                                                           ------      ------

LONG-TERM DEBT ...............................              1,515       2,936
                                                            -----       -----
DEFERRED INCOME TAXES ........................              2,181         732
                                                            -----       -----

STOCKHOLDERS' EQUITY
Common stock .................................                108         108
Additional paid-in capital ...................             26,389      26,389
Retained earnings ............................             17,978      19,480
Translation adjustment .......................                (21)        (19)
                                                           ------      ------
    Total Stockholders' Equity ...............             44,454      45,958
                                                           ------      ------
                                                         $ 62,068    $ 59,801
                                                         ========    ========

July 31,  1996 - Unaudited
See Notes to Consolidated Financial Statements

                               BIOWHITTAKER, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                                           For the Nine Months
                                                              Ended July 31,
                                                              --------------
                                                            1996          1995
                                                            ----          ----
OPERATING ACTIVITIES
Net (loss)/income ......................................   $ (1,502)   $  5,607
Adjustments to reconcile net (loss)/ income to net cash
 provided by operating activities:
  Depreciation and amortization ........................      2,606       3,367
  Purchased research and development ...................      4,000          --
  Gain on sale of BioWhittaker International
    and BioWhittaker France ............................         --      (2,054)
  Gain on sale of product line .........................     (1,322)         --
  Equity in loss of joint venture ......................         --         749
  Deferred income taxes ................................       (754)       (606)
  Loss on disposal of property, plant and equipment ....         53          99
  Write-down of property, plant and equipment ..........         --         824
  Changes in operating assets and liabilities,
    excluding the affect of acquisitions:
      Accounts receivable ..............................      2,009        (396)
      Inventories ......................................       (213)     (4,295)
      Prepaid expenses and other assets ................     (1,149)        387
      Accounts payable and accrued liabilities .........        (95)       (434)
                                                             ------       -----

      Net Cash Provided by Operating Activities ........      3,633       3,248
                                                              -----       -----

INVESTING ACTIVITIES
Purchases of property, plant and equipment .............     (2,085)     (1,923)
Proceeds from sale of product line .....................     12,281          --
Proceeds from sale of joint venture ....................        --        4,674
Purchase of Clonetics, net of cash received ............     (8,226)         --
Purchases of other businesses ..........................     (1,039)         --
Prepaid royalty ........................................     (1,294)         --
                                                             ------       -----

     Net Cash (Used in)/Provided by Investing Activities       (363)      2,751
                                                              -----       -----

FINANCING ACTIVITIES
Net borrowings/(repayments) of notes payable ...........        400      (1,400)
Payment of long-term debt ..............................     (3,425)     (4,511)
Stock options exercised ................................         --        (185)
Other ..................................................        (54)         21
                                                             ------       -----
      Net Cash Used in Financing Activities ............     (3,079)     (6,075)
                                                             ------      ------
      Net Change In Cash and Cash Equivalents ..........        191         (76)
      Cash and Cash Equivalents At Beginning Of Year ...        359         638
                                                             ------      ------
      Cash and Cash Equivalents At End Of Period .......    $   550     $   562
                                                             ======      ======
Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
        Interest .......................................    $   285     $   628
                                                             ======      ======
        Income taxes ...................................    $ 2,852     $ 3,070
                                                             ======      ======

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

Unaudited
See Notes to Consolidated Financial Statements

                               BIOWHITTAKER, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in Thousands, Except Per Share Data)

     Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended July 31, 1996 are not necessarily indicative of the results that may be expected for the year ending October 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended October 31, 1995 for BioWhittaker, Inc. and its subsidiaries ("the Company" or "BioWhittaker").

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

  Inventories: Inventories consisted of the following:

                                                      July 31,      October 31,
                                                        1996            1995
                                                        ----            ----
Raw material ...................................     $  3,735         $ 2,903
Work in process ................................        5,775           5,153
Finished goods .................................       11,228          11,082
                                                       ------          ------
                                                     $ 20,738        $ 19,138
                                                      =======         =======

     Litigation: The statements of operations for the quarter and nine months ended July 31, 1996 include litigation expenses of $3,500 which is the pre-tax cost associated with the Company's lawsuit against Minnesota Mining and Manufacturing, Inc.

     Impact of Recently Issued Accounting Standards: In March, 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires that impairment losses be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement 121 in the first quarter of fiscal 1996. The adoption had no impact on the Company's financial position or net income for the three and nine months ended July 31, 1996.

     In December 1994, the Accounting Standards Executive Committee issued Statement of Position 94-6, "Disclosure of Certain Significant Risks and
Uncertainties", which requires companies to include in their financial statements disclosures about the nature of their operations and the use of estimates in the preparation of financial statements. In addition, companies may be required to include disclosures about certain significant estimates and current vulnerability due to certain concentrations. The Company will adopt SOP 94-6 in its annual financial statements for fiscal 1996 and, based on current circumstances, does not believe that significant additional disclosures will be required.

                                BIOWHITTAKER, INC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  (Dollars in thousands, except per share data)

     Acquisitions and Divestitures. On January 17, 1996, the Company acquired 100% of the stock of Clonetics Corporation ("Clonetics"), a leading manufacturer of normal human cells, for $8,733 in cash and the assumption of approximately $3,500 in liabilities. The operations of Clonetics are included in the consolidated statement of income from the date of acquisition. The acquisition was accounted for as a purchase transaction and resulted in the recording of $7.0 million in intangibles that will be amortized over periods ranging from 7 to 15 years. $4,000 of the purchase price was allocated to purchased research and development and expensed on the Company's statement of income for the quarter ended January 31, 1996. The expense for purchased research and development is not deductible for income tax purposes.

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

     As a result of this transaction, BioWhittaker recorded an after-tax gain of $1,104 or $0.10 per share on it's consolidated statement of income for the quarter ended January 31, 1996. Additional gain could result based on actual sales of assets and the effects of the manufacturing transition.

     The following table presents proforma consolidated results of operations for the three and nine months ended July 31, 1995 and 1996, assuming that the purchase of Clonetics Corporation and the sale of the diagnostic test kit business to Carter-Wallace, Inc. had occurred at the beginning of each of the respective fiscal periods.


                                            For the Three        For the Nine
                                             Months Ended        Months Ended
                                               July 31,            July 31,
                                            --------------      --------------
                                             1996     1995       1996      1995
                                             ----     ----       ----      ----

Sales .................................   $ 12,253  $ 12,542  $ 37,553  $ 38,795
Net(Loss)/Income ......................   $   (910) $  1,424  $  1,162  $  6,038
Net(Loss)/Income Per Share ............   $  (0.08) $   0.13  $   0.11  $   0.55

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Results of Operations

Comparison of the first nine months of fiscal 1996 to the first nine months of fiscal 1995.

     Sales for the first nine months of fiscal 1996 of $37.7 million were less than fiscal 1995 sales of $42.2 million by $4.5 million, or 10.7%. Fiscal year 1996 revenues reflect lower sales volume due to the December 1995 sale of the Company's EIA and FIAX test kit product lines (the "EIA and FIAX Product Lines")and to the April 1995 sale of BioWhittaker France. These declines were partially offset by increased sales resulting from the January 1996 acquisition of Clonetics Corporation("Clonetics")(see "Notes to Consolidated Financial Statements" and "- Liquidity and Financial Condition").

    Cell culture product sales increased by $3.1 million, or 17.5%, to $21.0 million, due primarily to an additional $3.4 million in sales as a result of the acquisition of Clonetics and to higher sales volume for the Company's tissue culture media product line. These increases were partially offset by lower sales volume for cell cultures.

     Endotoxin detection product sales decreased by $0.3 million, or 3.0%, to $10.0 million, primarily due to a decrease in sales mark-up as a result of the April 1995 sale of the Company's former subsidiary, BioWhittaker France. Excluding the effects of the sale of BioWhittaker France, sales for endotoxin detection products increased $0.5 million, or 5.5%.

     Clinical diagnostic testing product sales decreased by $7.3 million, or 52.0% to $6.8 million, due to the sale of the EIA and FIAX Product Lines. The Company expects diagnostic product sales for each quarter of fiscal 1996 to be lower than those in the comparable periods of fiscal 1995 as a result of this transaction. Sales for the Company's allergy product line declined, as expected, because of continuing lower international sales volume. In addition, revenues, starting in the fourth quarter of fiscal 1996, will be lower because of the completion of a subcontract to manufacture botulinum antitoxin. In the first three quarters of fiscal 1996, the subcontract generated $1.2 million in revenues and net earnings of approximately $0.6 million.

     Gross margins were 47.4% of sales for the first nine months of fiscal 1996 compared with 46.1% during the comparable period of fiscal 1995 reflecting, for the first nine months of fiscal 1996, proportionally higher margins associated with Clonetics and the favorable impact of the sale of the EIA and FIAX Product Lines.

     Research and development expenses as a percentage of sales increased slightly to 5.1% for the first nine months of fiscal 1996 from 5.0% for the comparable period of fiscal 1995, primarily as a result of proportionally higher expenses associated with Clonetics.

     Selling, general and administrative expenses as a percentage of sales increased to 27.6% for the first nine months of fiscal 1996 from 26.4% for fiscal 1995, reflecting proportionally higher expenses for Clonetics.

     "Purchased research and development" represents the expensing of in-process research and development acquired as a part of the purchase of Clonetics. "Gain on the sale of product line" represents the gain, before the effect of taxes, as a result of the sale of the EIA and FIAX Product Lines. See "Notes to Consolidated Financial Statements" and "- Liquidity and Financial Condition" for further discussion of these transactions. "Litigation expenses" reflects costs associated with the Company's lawsuit against Minnesota Mining and Manufacturing, Inc. ("3M"). As a result of an adverse jury verdict in the litigation, the Company recorded a one- time, pre-tax charge to earnings of $3.5 million. For fiscal 1996, "Other Income" is comprised primarily of payments received from Boehringer Ingelheim for technology assistance under the terms of its agreement with the Company. "Equity in loss of joint venture" reflects the Company's $0.7 million pre-tax share of operating losses that occurred during the first six months of fiscal 1995 of its joint venture with Boehringer Ingelheim. The Company's interest in the joint venture was sold in April, 1995.

     "Provision for income taxes" reflects the lack of income tax benefit associated with the expensing of purchased research and development, favorable treatment of the gain associated with the sale of the Company's diagnostic test kit business and tax savings associated with the litigation expenses. Before the effect of non-recurring items, the "Provision for income taxes" as a percentage of Income Before Income Taxes was 34.0% for the first nine months of fiscal 1996 compared to 36.2% for the comparable period of fiscal 1995. The lower percentage for the first nine months of fiscal 1996 is primarily due to lower tax rates on the income of Clonetics.

Comparison of the third quarter of fiscal 1996 to the third quarter of fiscal 1995.

     Sales for the third quarter of fiscal 1996 of $12.3 million were less than fiscal 1995 sales of $13.6 million by $1.3 million, or 9.7%, reflecting lower sales volume due to the sale of the EIA and FIAX Product Lines. This decline was partially offset by increased sales resulting from the acquisition of Clonetics.

     Cell culture product sales increased by $1.4 million, or 24.7%, to $7.1 million due primarily to $1.6 million in sales as a result of the acquisition of Clonetics and to higher sales for the Company's tissue culture media product line. These increases were partially offset by a $0.4 million decline in periodic orders to a single customer for cell cultures.

     Endotoxin detection product sales increased by $0.2 million, or 5.0%, to $3.3 million, due to higher sales volume.

     Clinical diagnostic testing product sales decreased by $2.9 million, or 60.7% to $1.9 million due to the sale of the EIA and FIAX Product Lines. The Company expects diagnostic product sales for each quarter of fiscal 1996 to be lower than those in the comparable periods of fiscal 1995 as a result of this transaction. In addition, sales for the Company's allergy product line declined, as expected, because of continuing lower international sales volume.

     Gross margins were 49.7% of sales for the third quarter of fiscal 1996 compared with 44.3% during the comparable period of fiscal 1995 reflecting, for the third quarter of fiscal 1996, proportionally higher margins associated with Clonetics and the favorable impact of the sale of the EIA and FIAX Product Lines.

     Research and development expenses as a percentage of sales increased to 5.7% for the third quarter of fiscal 1996 from 5.1% for the comparable period of fiscal 1995 primarily as a result of proportionally higher expenses associated with Clonetics.

     Selling, general and administrative expenses as a percentage of sales increased to 27.7% for the third quarter of fiscal 1996 from 24.4% for the comparable period of fiscal 1995 largely due to the inclusion of proportionally higher expenses associated with Clonetics.

     "Litigation expenses" reflects costs associated with the Company's lawsuit against 3M. For fiscal 1996, "Other Income" is comprised primarily of payments received from Boehringer Ingelheim for technology assistance under the terms of the sale of the Company's 50% interest in its joint venture.

     "Provision for income taxes" reflect the tax savings associated with the loss of the 3M lawsuit. Before the effect of non-recurring items, the "Provision for income taxes" as a percentage of Income Before Income Taxes was 32.6% for the third quarter of fiscal 1996 compared to 35.6% for the comparable period of fiscal 1996. The lower percentage for the third quarter of fiscal 1996 is primarily due to lower tax rates on the income of Clonetics.

Liquidity and Financial Condition

     During the first nine months of fiscal 1996, BioWhittaker financed its operations, capital expenditures, acquisitions and product development activities with cash provided by operations, cash of $12.3 million received from the sale of its EIA and FIAX Product Lines and debt. For the nine months ended July 31, 1996 the Company generated $3.6 million from operating activities compared to $3.2 million for the comparable period of fiscal 1995. Cash generated by operating activities for the first nine months of fiscal 1995 included the receipt of $4.0 million as a result of the settlement of the Pharmacia patent infringement lawsuit.

    At July 31, 1996, total current assets were $33.8 million compared to $39.1 million at October 31, 1995. As a result of the then pending sale of the EIA and FIAX Product Lines, current assets at October 31, 1995 included both $4.1 million of assets previously classified as non-current and $6.2 million of inventory classified as "Assets held for disposal". Current assets at July 31, 1996 include $1.5 million due to the sale of the EIA and FIAX Product Lines and 8 $2.8 million as a result of the acquisition of Clonetics. Total current liabilities at July 31, 1996 were $13.9 million compared to $10.2 million at October 31, 1995 primarily reflecting the sale of the EIA and FIAX Product Lines.

     The Company's investing activities used cash of $0.4 million for the first nine months of fiscal 1996 compared to providing $2.8 million in cash for the comparable period of fiscal 1995. Cash received as a result of investing activities for fiscal 1995 included $4.7 million received as a result of the sale of the Company's joint venture. Fiscal 1996 included $12.3 million received as a result of the sale of its EIA and FIAX Product Lines and $8.2 million used to acquire Clonetics. Purchases of property, plant and equipment totaled $2.1 million for the first nine months of fiscal 1996 compared to $1.9 million for the comparable period of fiscal 1995.

     Financing activities consumed cash of $3.1 and $6.1 million for the first nine months of fiscal years 1996 and 1995, respectively reflecting the repayment of amounts outstanding under the Company's various debt facilities.

     At July 31, 1996 the Company's principal short-term cash requirements were to fund the Company's normal working capital needs, consisting primarily of inventories and receivables, to fund capital expenditures and to fund acquisitions. At July 31, 1996 the Company had outstanding capital commitments of approximately $0.8 million and $7.7 million was available under the terms of the Company's revolving credit facility. In addition, the Company expects to receive additional amounts due related to the sale of its EIA and FIAX Product Lines. Litigation expenses as a result of the lawsuit against 3M have been paid largely as incurred. Remaining amounts outstanding approximately $1.3 million in the aggregate, are expected to be paid within the next 60 days.

     As a result of the sale of the EIA and FIAX Product Lines, the Company recorded an after-tax gain in the first quarter of fiscal 1996 of approximately $1.1 million, or $0.10 per share. This transaction could result in additional gain in future periods primarily as a result of actual sales of inventory and of the effects of the manufacturing transition. Proceeds from this sale were used to fund the acquisition of Clonetics.

     On  January  17,  1996,   the  Company   acquired   Clonetics   Corporation
("Clonetics"), a privately owned company located in San Diego, California. Clonetics is a leading manufacturer of normal human cells. BioWhittaker acquired 100% of the stock of Clonetics for approximately $8.7 million in cash and the assumption of an estimated $3.5 million in liabilities. The Company entered into employment agreements with certain key individuals. The acquisition was largely funded with proceeds from the sale of the Company's EIA and FIAX test kit product lines. In its audited financial statements for the fiscal year ended December 31, 1995, Clonetics reported earnings of $0.7 million on sales of $5.5 million. The acquisition was accounted for as a purchase transaction and resulted in the recording of $7.0 million in intangibles that will be amortized over periods ranging from 7 to 15 years.

                               BIOWHITTAKER, INC.
                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits

             11. Statement regarding Computation of Per Share Net Income for the three months and nine months ended July 31, 1996.

             27.   Financial Data Schedule.

         (b) Reports on Form 8-K:

                  No reports on Form 8-K were filed for the quarter ended July 31, 1996.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BIOWHITTAKER, INC.


Date:  September 13,  1996              By       /s/Philp L. Rohrer, Jr.
      ------------------------            -------------------------------------
                                           Philip L. Rohrer, Jr., Vice President
                                               (Principal Financial Officer)

                               BIOWHITTAKER, INC.
                                 EXHIBIT INDEX


                                                                Sequentially
Exhibit No.         Description                                 Numbered Page

11                  Computation of Per Share Net(Loss)/Income         13
27                  Financial Data Schedule                           14

                                                                     Exhibit 11

                               BIOWHITTAKER, INC.
                   COMPUTATION OF PER SHARE NET (LOSS)/INCOME
                  (Dollars in thousands, except per share data)




                                       For the Three Months  For the Nine Months
                                          Ended July 31,        Ended July 31,
                                          --------------        --------------
                                         1996        1995      1996       1995
                                         ----        ----      ----       ----

Earnings

Net(loss)/income ..................     $ (910)    $ 1,287   $ (1,502)  $ 5,607
                                        ======     =======   ========   =======

Average Common and Common Equivalent
  Shares (in 000)

Weighted average number of common
  shares outstanding ..............     10,759      10,758     10,759    10,687


Dilutive effect of options and warrants

 Stock options included under treasury
   stock method ...................         --         114        --        260
 Proportional interest rights of
   Anasco Gmb .....................         --          22        --         64
   --------------------------------     ------      ------     ------    ------
Total .............................     10,759      10,894     10,759    11,011
                                        ======      ======     ======    ======
Net(Loss)/Income Per Share ........    $ (0.08)    $  0.12    $ (0.14)  $  0.51
                                       =======     =======    =======   =======




Unaudited

Note: Net income per share determined on a fully diluted basis is not materially different from primary net income per share shown above.