Form 10-K
period 1996-10-31
BIOWHITTAKER INC
filed 1997-01-27
CIK 879550

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K
(Mark One)
|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     (Fee Required)
For the fiscal year ended October 31, 1996
|_| Transition Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934.
     (No Fee Required)
For the transition period from                   to
Commission file number      1-10870
                           --------

                               BIOWHITTAKER, INC.
                              ------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                           95-3917176
           --------                                           ----------
(State or other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                            Identification No.)

8830 Biggs Ford Road, Walkersville, Maryland                  21793-0127
--------------------------------------------                  ----------
(Address of Principal Executive Offices)                      (zip code)

Registrant's telephone number, including area code (301) 898-7025
                                                   --------------

           Securities registered pursuant to Section 12(b) of the Act:

                              Name of Each Exchange
       Title of Each Class                           on Which Registered
       -------------------                           -------------------
Common Stock, par value $.01 per share            New York Stock Exchange
Preferred Stock Purchase Rights                   New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      None
    Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|
    The aggregate market value of the voting stock held by non-affiliates of the Registrant at December 31, 1996 was $63,629,672. The aggregate market value was computed by reference to the closing price as of that date. (For purposes of calculating this amount only, all directors, executive officers and greater than 10% shareholders of the Registrant are treated as affiliates.)
    The number of shares outstanding of the Registrant's only class of common stock as of December 31, 1996 was 10,759,199.

                       Documents Incorporated by Reference
    Portions of the Registrant's definitive Proxy Statement for its annual meeting to be held on March 14, 1997 are incorporated by reference in Part III.
================================================================================

                                     PART I

Item 1.     BUSINESS.

The Registrant

       BioWhittaker, Inc. (the "Company" or the "Registrant" herein) is a successor to a Florida corporation founded in 1947. The Company was acquired by Whittaker Corporation ("Whittaker") in 1969 and was reincorporated in Delaware in 1991. Also in 1991, Whittaker distributed all of its interest in the Company, which then represented 80.1% of the Common Stock of the Company, to it's stockholders (the "Distribution"). The Company's principal executive offices are located at 8830 Biggs Ford Road, Walkersville, Maryland 21793 and its telephone number is (301) 898-7025.

       The Company is primarily engaged in the development, manufacture, and marketing of cell culture and endotoxin detection products. The Company also manufactures and sells a proprietary line of products used to diagnose allergies and certain other clinical diagnostic testing products.

       In October 1991, the Company sold, and Anasco GmbH ("Anasco") purchased, for $23,000,000, 19.9% of the outstanding shares of the Company's Common Stock. Anasco is a subsidiary of Boehringer Ingelheim International GmbH, which is a member of the Boehringer Ingelheim Group of companies (the "Boehringer Ingelheim Group").

       In October 1991, the Company and a member of the Boehringer Ingelheim Group formed a joint venture (the "BI Joint Venture Affiliate") to manufacture cell culture products in a facility which was constructed in Belgium and to distribute those products throughout Europe, the former Soviet Union, and parts of North Africa and the Middle East (the "Joint Venture Territory"). On April 30, 1995, the Company sold its interest in the joint venture to a member of the Boehringer Ingelheim Group and 100% of its stock in BioWhittaker France S.A.R.L. to the BI Joint Venture Affiliate, subject to a right to reacquire such interest under certain conditions, and agreed to enter into a revised distribution agreement so that the BI Joint Venture Affiliate would continue to distribute the Company's products in the Joint Venture Territory.

       The following discussion describes the Company's various products and services.

CELL CULTURE PRODUCTS

       The Company supplies a complete line of cell culture products, including living cell cultures, cell culture media and cell culture media supplements. Cell culture products accounted for approximately 58%, 42% and 40% of the Company's sales for fiscal 1996, 1995 and 1994, respectively.

Cell Cultures

       In the early 1950's, the Company became the first commercial supplier of cell cultures and continues to be the leading domestic commercial supplier. Cell cultures are living cells grown in an artificial environment. They are used principally by commercial clinical laboratories to identify and isolate viruses and other disease agents and by university and government laboratories for viral and other types of medical research. Living cell cultures are also sold to various other markets, including pharmaceutical, cosmetic, and food additive manufacturers for toxicity and mutagenicity testing, as well as other uses. Cell cultures are used by adding patient sera or other specimens to the appropriate type of cell culture and observing the cells over several days for certain growth characteristics.

       Because individual cell types are susceptible to different disease agents, the Company's product line includes a broad variety of cell types. Cell cultures produced by the Company can be used to identify, among others, viruses associated with the common cold, respiratory infections, birth defects, and sexually transmitted diseases such as chlamydia and herpes.

       In 1996, the Company added to its line of cell cultures a patented, genetically engineered reporter cell system known as the Enzyme Linked Virus Inducible System (ELVIS(TM)) for detection of the herpes simplex virus. The Company has an exclusive sublicense to develop with the sublicensor other products based on the ELVIS(TM) technology, which permits more rapid clinical diagnosis than is available through existing cell culture techniques (see "Management's Discussion and Analysis of Results of Operations and Financial Condition; Results of Operations --Significant Fiscal 1996 Business Transactions").

       Also in 1996, the Company acquired the ability to produce certain normal human cell systems for government, industry and academic uses. These cells are unique in that they maintain characteristics of normal human cells often lost in conventional culture methods. Normal human cells can be especially important for research and to newly emerging biotechnology applications.

Cell Culture Media

       The Company offers a variety of products that are necessary to sustain cells grown in culture. Such products, known as cell culture media, simulate under laboratory conditions (in vitro) the environment that surrounds such cells naturally (in vivo) and facilitates their growth. These products include nutrient media solutions, powdered nutrient media, antibiotics, balanced salt solutions, buffers, and stock reagent concentrates. The market for cell culture media is somewhat broader than the market for cell cultures, because users that grow their own cell cultures typically still require a commercial source of media and supplements.

Cell Culture Media Supplements

       The Company supplies animal and human sera which are used to supplement nutrient media formulations for the growth of cell cultures. These sera are a source of trace elements, proteins, hormones, and other factors that are required for cell growth and viability. The most widely used media supplement is fetal bovine serum, which accounts for approximately 90% of the Company's sales of media supplements. The cost to the Company of raw fetal bovine serum, which is used to produce the Company's fetal bovine serum products, does not always move in tandem with the price for the finished product, and is affected by seasonal variations and weather conditions. The cost and availability of raw fetal bovine serum can fluctuate significantly over the course of a year with subsequent material effects on Company profits and inventory.

ENDOTOXIN DETECTION PRODUCTS

       The Company is a leading supplier of products used by the pharmaceutical industry to test injectable pharmaceuticals and by medical device manufacturers to test implantable medical devices for contamination by endotoxin. Endotoxin is a fever-inducing substance of bacterial origin. While most sterilization procedures may destroy bacteria, they do not necessarily destroy the endotoxins. Endotoxin detection products accounted for 27%, 24% and 24% of the Company's sales for fiscal 1996, 1995, and 1994, respectively.

       Patients exposed to endotoxins from implanted medical devices or pharmaceutical or diagnostic drugs or reagents may suffer from fever or illness which could result in death. Accordingly, government regulations require all such devices, drugs, and reagents to be tested for the presence of endotoxin using a method approved by the FDA. The Company's endotoxin detection products have been licensed by the FDA.

       Historically, samples of injectable pharmaceuticals or implantable medical devices were tested by injecting a sample into a laboratory animal. The animal was then monitored for an increase in temperature, which would indicate contamination by endotoxin.

       The Company's endotoxin detection products are based on Limulus Amebocyte Lysate ("LAL"), a substance derived from the blood of horseshoe crabs that reacts to the presence of endotoxins. Instead of injecting a sample into an animal, the sample is added to an LAL-based product, which is then examined for a reaction indicating the presence of endotoxins. The Company's LAL-based products are faster, more accurate, and less expensive than the historical testing method.

       Within the last few years, the European and Japanese Pharmacopoeias have joined the U.S. Pharmacopoeia in accepting LAL-based tests as approved methods for the detection of endotoxins.

       Horseshoe crab blood is the source of LAL. The Company has a licensed bleeding facility in Chincoteague, Virginia; a local fisherman collects crabs under a long-term contract. After processing, the crabs are returned unharmed to the ocean. The Company believes that it has an adequate supply of horseshoe crabs.

CLINICAL DIAGNOSTIC TESTING PRODUCTS

       The Company's clinical diagnostic testing products consist of both diagnostic test kits for allergens and viral reagents (i.e., substances useful in detecting or measuring the presence of viruses). Clinical diagnostic testing products accounted for approximately 15%, 34% and 36% of the Company's sales for fiscal 1996, 1995 and 1994, respectively. As discussed below, sales for this product line are declining as a percentage of the Company's total revenues as a result of the sale of a large part of this product line in December 1995 to Carter-Wallace, Inc.

Diagnostic Test Kits for Allergens

       The Company offers a line of proprietary diagnostic test kits used principally by commercial clinical laboratories, hospitals, physicians' offices and other testing laboratories to test for more than 200 allergens (such as foods, grasses, weeds, trees, molds and venoms). Each diagnostic kit contains all of the reagents and other materials necessary to allow a trained technician to perform a test for a specific allergen. This patented system was the first fluorescence-based allergy testing system cleared by the FDA for in vitro diagnostic use and represents a significant improvement over the traditional "skin test" and certain other serological methods.

Viral Reagents

       The Company offers a variety of antigens (i.e., substances capable of stimulating antibodies resulting in an immune response), antisera (i.e., serum, which is the liquid portion of blood remaining after the removal of blood cells, that contains antibodies), blood products and other reagents for use in immunodiagnostic procedures and viral research. The market served by the Company includes serology and virology departments in hospitals, private reference laboratories, government health department laboratories and research laboratories located in teaching hospitals and private institutions.

Diagnostic Test Kits for Detection of Infectious and Autoimmune Diseases

       In December 1995, the Company sold to Carter-Wallace, Inc. all rights to manufacture its line of products in the Enzyme Immunoassay (EIA) and Flourescent Immunoassay (FIAX) formats. Under the terms of its agreement, the Company manufactured the EIA products for Carter-Wallace through December 18, 1996 and will continue to manufacture the FIAX products for up to five years. (see Note 6 to "Notes to Consolidated Financial Statements" and "Management's Discussion and Analysis of Results of Operations and Financial Condition; Results of Operations --Significant Fiscal 1996 Business Transactions"). Sales of these products accounted for approximately 5%, 22% and 25%of the Company's sales for fiscal 1996, 1995 and 1994 respectively.

Sales and Marketing

       The Company markets and sells its products in the United States, principally through its own direct sales force, and internationally, principally through an extensive network of independent distributors and through the BI Joint Venture Affiliate. The Company directly serves the British and Irish markets through a wholly owned subsidiary, BioWhittaker UK LTD, located outside London. Approximately 28% of the Company's sales are to customers outside the United States, principally in Europe.

Research and Development

       The Company's research and development activities are directed principally at development of new products for its existing product lines and the improvement of existing products. The Company's investment in research and development was $6.6 million, including $4.0 milion acquired in the purchase of Clonetics Corporation, in fiscal 1996, $2.8 million in fiscal 1995 and $2.5 million in fiscal 1994. The Company conducts most of its research and development activities at its own facilities using its own personnel.

       The Company supplements its internal research and development with the purchase or license of technology from other companies, universities, and independent researchers.

Competition

       No company is known to compete with the Company in all of its major product groups, but in each group competition is offered by a number of companies, including, in some cases, firms substantially larger and with greater financial resources than the Company.

       The markets in which the Company competes are generally concentrated and are highly competitive, with competition centering on product specifications, quality, depth of product line, price, technical support, timely product development and speed of delivery.

Suppliers

       The Company buys materials for its products from many suppliers and is generally not dependent on any one supplier or group of suppliers. Nonetheless, although there is a well-established market for raw fetal bovine serum, its price is unstable and its supply, at times, could be limited since the availability of this raw material tends to be cyclical. The normal human cell products and certain other cell products depend on a somewhat sporadic supply of human tissue. The Company's supply of these raw materials is generally adequate to meet current demand.

Backlog and Inventory

       The Company functions as an off-the-shelf supplier and therefore does not normally have a material backlog. Because of the importance of on-time, on-demand delivery, the Company is required to maintain significant inventories.

Government Regulation

       Substantially all of the Company's products are subject to regulation under the Federal Food, Drug and Cosmetic Act with respect to testing, safety, efficacy, marketing, labeling, and other matters. In addition, the Company's manufacturing facilities are subject to periodic inspections primarily by the Food and Drug Administration (FDA) as well as other federal agencies and various state and local authorities. The Company believes that such facilities are currently in substantial compliance with the requirements of the FDA's Good Manufacturing Practices and other federal regulations.

       In addition to the foregoing, the Company is subject to other federal and state laws applicable to its business, including the Occupational Safety and Health Act, the Clean Air Act, the Clean Water Restoration Act, the Toxic Substance Control Act, and various statutes and regulations applicable to the use of radioactive materials. The Company believes it is currently in substantial compliance with such laws and regulations.

       Some of the Company's products cannot be commercially distributed by the Company, other than for research use, without prior review and release by the FDA. Obtaining FDA release to market a product involves a number of steps, including clinical testing and the submission of a pre-market notification to the FDA for review. This review process can take several years, and there can be no assurance that the FDA will ultimately grant a release to market a product.

Patents and Licenses

       The Company owns patents covering certain of its products. In addition, the Company has been granted both exclusive and non-exclusive licenses by third parties that own patents relating to certain of the Company's other products. Patent and other proprietary rights are material to the Company's endotoxin detection products, allergy test kits and the ELVIS(TM) cell culture products. Patents and other proprietary rights have not been material to the Company's other cell culture products.

       The Company's most significant patent is a patent registered in the United States and most of Western Europe covering the Company's process for manufacturing LAL, the principal component of the Company's endotoxin detection product line. The patent has a remaining life of approximately three years.

       The Company's most significant patents related to its clinical diagnostic testing products are for the use of enzyme immunosorbent assays, using a fluorescent substrate, for the detection of various allergens. These patents have a remaining life of approximately 10 years and are registered in a number of countries around the world, including the United States, Canada, Australia and Japan. In September 1996, the Company learned that the Japanese Patent Office upheld the Company's Japanese patent for detection of allergens, dismissing opposition from Pharmacia AB. The Company believes that the diagnostic allergy testing system manufactured and sold by Pharmacia in Japan infringes the Company's patent and the Company intends to vigorously defend its rights in Japan.

       The Company believes that it protects its proprietary information to the fullest extent practicable; however, there can be no assurance that (i) any additional patent will be issued to the Company in any or all appropriate jurisdictions or that the Company will be able to obtain licenses to use all required technology at a commercially reasonable cost, (ii) litigation or administrative proceedings will not be commenced seeking to challenge the Company's patent protection or that such challenges will not be successful,
(iii) processes or products of the Company do not or will not infringe upon the patents of third parties or (iv) the scope of patents issued to or owned by the Company will successfully prevent third parties from developing similar and competitive products.

       The Company has also obtained rights to products or technologies under a number of license agreements with universities and others, none of which it believes is material to the Company's business as a whole.

Environmental Matters

        The Company does not anticipate that compliance with federal, state, and local environmental protection laws presently in effect will have a material adverse effect upon the Company or require significant capital expenditures.

Employees

       As of October 31, 1996, the Company had approximately 410 employees. None of the Company's employees are covered by a collective bargaining agreement. The Company believes that its relationship with its employees is good.

Item 2. PROPERTIES.

       The Company's principal administrative, sales, manufacturing, and research facility is located in approximately 280,000 square feet of building space located on a 116-acre site owned by the Company in Walkersville, Maryland. The Company also leases a 4,000 square foot facility in Chincoteague, Virginia for bleeding horseshoe crabs, under a lease with a remaining term of approximately 11 years and an 11,000 square foot facility in San Diego, California for sales solicitation and warehousing, under a lease with a remaining term of approximately 2 years. In addition, through BioWhittaker UK, LTD, the Company leases an 8,000 square foot facility in Wokingham, England under a lease with a remaining term of approximately 12 years.

       The Company believes that, in general, its plant and equipment are adequately maintained, in good operating condition and adequate for the Company's present needs. The Company regularly upgrades and modernizes its facilities and equipment and expands its facilities as necessary to meet customer requirements.

Item 3.   LEGAL PROCEEDINGS.

       There are no material legal proceedings pending against the Company or its subsidiaries.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       The Company did not submit any matter to a vote of its security holders during the fourth quarter of fiscal 1996.

Item 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

       The following table sets forth the names, ages, and positions of the current executive officers of the Registrant as of January 31, 1997.

           Name                       Age         Positions

Noel L. Buterbaugh ..................  64  President and Chief Executive Officer

Thomas R. Winkler ...................  54  Executive  Vice  President  and Chief
                                           Operating Officer

Philip  L. Rohrer, Jr ...............  40  Vice  President and  Chief  Financial
                                           Officer

Leif E. Olsen .......................  47  Vice President,  Regulatory  Affairs

F.Dudley Staples, Jr ...............   49  General Counsel & Corporate Secretary



      Mr. Buterbaugh, who has been with the Company since 1952, has served as Chief Executive Officer since September 1992 and as President of the Company since 1979. From October 1991 until September 1992 he was the Chief Operating Officer of the Company.

      Mr. Winkler joined the Company in 1981 and served as Vice President and General Manager responsible for cell culture and endotoxin detection products prior to 1991 until his appointment as Executive Vice President and Chief Operating Officer in September 1993.

      Mr. Rohrer, who joined the Company in 1978, has held a number of positions with the Company including Chief Financial Officer from 1988 until December 1992 and from September 1993 to the present. Mr. Rohrer was elected a Vice President of the Company in September 1991. He served as Vice President and General Manager responsible for clinical diagnostic testing products from September 1992 to September 1993 and also as Secretary of the Company from September 1993 to September 1995.

     Mr. Olsen, who joined the Company in 1983, has held a number of positions with the Company including Director of Regulatory Affairs from 1985 until December 1994. Mr. Olsen was elected Vice President for Regulatory Affairs in January, 1995.

     Mr. Staples joined the Company as General Counsel and Corporate Secretary in September 1995. Prior to joining the Company and since 1985, Mr. Staples was a partner in the Business Division of the law firm Venable, Baetjer and Howard, L.L.P., of Baltimore, Maryland.

     The term of office of each executive officer will expire at the next annual meeting of the Board of Directors, which is scheduled to be held March 14, 1997.

                                     PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

Common Stock Prices

       The Company Common Stock is listed on the New York Stock Exchange ("NYSE"). The following table sets forth the high and low closing prices on the NYSE of the Common Stock for the two most recent fiscal years.





                                                         High            Low
                                                         ----            ---
    First fiscal quarter 1995 ...................        $71/4          $61/4
    Second fiscal quarter 1995 ..................         83/8           63/4
    Third fiscal quarter 1995 ...................         81/4              7
    Fourth fiscal quarter 1995 ..................         77/8           71/4

    First fiscal quarter 1996 ...................            8           61/2
    Second fiscal quarter 1996 ..................         83/4           73/8
    Third fiscal quarter 1996 ...................         87/8           71/2
    Fourth fiscal quarter 1996 ..................         81/4           61/4

Common Stockholders

      As of December 31, 1996 there were 6,773 holders of record of the Common Stock.

Dividends

      Since the distribution in 1991, the Company has not paid a dividend on its capital stock.

      No cash dividends are expected to be paid on the Common Stock for the foreseeable future.

The Stockholder Rights Plan

      The Company has a Stockholder Rights Plan (the "Plan"). Each share of Company Common Stock is accompanied by one Right. Each Right entitles the registered holder to purchase from the Company a unit consisting of one-one hundredth of a share (a "Unit") of Series A Participating Cumulative Preferred Stock, par value $.01 per share (the "Series A Preferred Stock"), at a purchase price of $24.00 per Unit (the "Purchase Price"), subject to adjustment. The terms of the Rights are set forth in the Stockholder Protection Rights Agreement between the Company and Bank of Boston, as Rights Agent (the "Rights
Agreement"). The summary of the terms of the Rights set forth herein is qualified in its entirety by reference to the Rights Agreement. (See Exhibit 4.2 in the Exhibit Index to this Annual Report on Form 10-K.)

      Prior to the Rights Distribution Date (as hereinafter defined), the Rights will not be exercisable and will be evidenced by the certificates for, and trade with, the Company's Common Stock. As soon as practicable after the earlier of
(i) the tenth day (or such later day as may be designated by a majority of the Continuing Directors (as hereinafter defined)) after the date (the "Stock Acquisition Date") of the first public announcement that a person or group of affiliated or associated persons (an "Acquiring Person") has acquired beneficial ownership (as defined in the Rights Agreement) of the Specified Percentage (as hereinafter defined) or more of the outstanding shares of Company Common Stock and (ii) the tenth business day (or such later day as may be designated by a majority of the Continuing Directors) after the date of the commencement of a tender or exchange offer by any person (other than the Company, any of its subsidiaries, or any employee benefit plan of the Company or any of its subsidiaries) if, upon consummation thereof, such person would be the beneficial owner of the Specified Percentage or more of the outstanding shares of Company Common Stock (the earlier of such dates being referred to as the "Rights Distribution Date"), the Company will issue separate certificates evidencing the

Rights and the Rights will begin to trade separately from the Company Common Stock. The Specified Percentage means 30%. The Rights will not be exercisable until the Rights Distribution Date and will expire at the close of business on January 30, 2002 (the "Rights Expiration Date"), unless previously redeemed or exchanged by the Company as described below.

      If a person becomes the beneficial owner of the Specified Percentage or more of the outstanding shares of Company Common Stock, each holder of a Right (other than Rights that are, or, under certain circumstances specified in the Rights Agreement were, beneficially owned by an Acquiring Person, which will thereafter be void) will thereafter have the right to receive upon exercise thereof at the then current Purchase Price, Company Common Stock having a market value equal to two times the Purchase Price. At any time after any person has become an Acquiring Person (but before such person becomes the beneficial owner of 50% or more of the outstanding shares of Company Common Stock), the Board of Directors of the Company may, at its option, exchange all or part of the Rights (other than the Rights owned by an Acquiring Person) for shares of Company Common Stock at an exchange ratio of one share of Company Common Stock per Right.

      If at any time following the Stock Acquisition Date (i) the Company is acquired in a merger or other business combination transaction in which the Company is not the surviving corporation or the Company Common Stock is exchanged for other securities or assets or (ii) 50% or more of the Company's assets or earning power is sold, each holder of a Right will thereafter have the right to receive, upon exercise thereof at the then current Purchase Price, common stock of the acquiring company having a market value equal to two times the Purchase Price.

      The Rights may, at the option of the Board of Directors, be redeemed in whole, but not in part, at a price of $0.01 per Right at any time prior to the earlier of the tenth day after the Stock Acquisition Date (or such later date as a majority of the Continuing Directors may designate) and the Rights Expiration Date. Under certain circumstances set forth in the Rights Agreement, the decision to redeem shall require the concurrence of a majority of the Continuing Directors. Immediately upon the requisite action of the Board of Directors ordering exchange or redemption of the Rights, the Rights will terminate, and thereafter the only right of the holders of Rights will be to receive shares of Company Common Stock or the redemption price, as the case may be.

      "Continuing Director" means any member of the Board of Directors who was a member of the Board prior to the time an Acquiring Person becomes such, or any person who is subsequently elected to the Board if such person is recommended or approved by a majority of the Continuing Directors. Continuing Director does not include an Acquiring Person, or an affiliate or associate of an Acquiring Person, or any representative of any of the foregoing entities.

      The Purchase Price payable, and the number of Units of Series A Preferred Stock or other securities or property issuable upon exercise of the Rights are subject to adjustment from time to time to prevent dilution (i) in the event of a stock dividend on, or a subdivision, combination or reclassification of, the Series A Preferred Stock, (ii) if holders of the Series A Preferred Stock are granted certain rights or warrants to subscribe for Series A Preferred Stock or convertible securities at less than the then current market price of the Series A Preferred Stock, or (iii) upon the distribution to holders of the Series A Preferred Stock of evidences of indebtedness or assets (excluding regular quarterly cash dividends) or of subscription rights or warrants (other than those referred to above). With certain exceptions, no adjustment in the Purchase Price will be required until cumulative adjustments amount to at least 1% of the Purchase Price. No fractional Units are required to be issued and, in lieu thereof, an adjustment in cash will be made based on the market price of the Series A Preferred Stock on the last trading date prior to the date of exercise.

      Until a Right is exercised, the holder will, as a result thereof, have no rights as a stockholder of the Company, including the right to vote or to receive dividends.

      Stockholders may, depending upon the circumstances, recognize taxable income in the event that the Rights become exercisable for Series A Preferred Stock or other consideration as set forth above.

      Prior to the Rights Distribution Date, the Rights Agreement will, if the Company so directs, be amended by the Company and the Rights Agent in any manner that the Company may deem necessary or desirable without the approval of any holders of Company Common Stock. After the Rights Distribution Date, the Rights Agreement may be amended in any respect that does not adversely affect Rights holders; provided that, after a person becomes an Acquiring Person, any amendment requires the concurrence of a majority of the Continuing Directors.

      The Rights have certain anti-takeover effects which may prevent stockholders from receiving a premium for their Company Common Stock and may also have a depressive effect on the market price of the Company Common Stock. The Rights may cause substantial dilution to a person or group that attempts to acquire the Company without a condition to such an offer that a substantial number of the Rights be acquired or the Rights are rendered inapplicable by Board action or otherwise. The Company's ability to amend the Rights Agreement may, depending upon the circumstances, increase or decrease the anti-takeover effects of the Rights. The Rights do not prevent the Board of Directors of the Company from approving any merger or other business combination (under some circumstances, with the concurrence of the Continuing Directors) since the Rights may be redeemed by the Board of Directors as described above. The presence of the Rights may also discourage attempts to obtain control of the Company by means of a hostile tender offer, even if such offer would be beneficial to stockholders generally, and thereby protect the continuity of management.

Transfer Agent & Registrar For Common Stock:

      Bank of Boston
      Transfer Processing
      P.O. Box 644
      Boston, Massachusetts 02102-0644


Rights Agent for Series A Preferred Stock:

      Bank of Boston
      Transfer Processing
      P.O. Box 644
      Boston, Massachusetts 02102-0644

Item 6. SELECTED FINANCIAL DATA.

      The selected financial data presented below for each of the Company's fiscal years in the five-year period ended October 31, 1996 and as of October 31, 1996, 1995, 1994, 1993, and 1992 are derived from the audited financial statements of the Company.

                                          For the Years Ended October 31,
                                          -------------------------------
                                      1996     1995      1994     1993    1992
                                      ----     ----      ----     ----    ----
                                    (Dollars in thousands,except per share data)
Summary of Operations:
Sales ........................      $51,459  $55,797  $54,651  $51,108 $51, 559
Cost of sales ................       26,616   30,162   31,039   30,492   25,325
                                    -------  -------  -------  -------  -------
Gross margin .................       24,843   25,635   23,612   20,616   26,234
Selling, general and administrative  14,106   14,298   13,318   13,600   15,143
Income Before Income Taxes ...        3,034   11,258    5,836    3,080    7,848
Net Income ...................          833    6,986    3,534    1,862    4,663
Net Income Per Share .........         0.08     0.64     0.32     0.17     0.42
Other Data: (as of end of period)
Working capital ..............      $22,225  $28,881  $17,946  $13,571  $16,861
Total assets .................       61,155   59,801   60,248   58,899   52,994
Long-term debt ...............        1,443    2,936    7,369    7,087    5,759
Stockholders' equity .........       46,791   45,958   39,121   35,648   33,775
Current ratio ................       2.98:1   3.84:1   2.42:1   1.89:1   2.34:1

   The Company paid no dividend on its capital stock during any of the periods reported above.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Results of Operations

Significant Fiscal 1996 Business Transactions

    On November 16, 1995, the Company formed a strategic alliance with Diagnostic Hybrids, Inc. ("DHI"), including a sublicense agreement for the distribution of certain DHI cell culture products and a research and development agreement for future cell culture products. Under the agreement, BioWhittaker paid DHI, at signing, $1.1 million as a non-refundable advance against royalties and subsequently paid an additional $0.3 million for products under development.

    On December 18, 1995, the Company sold to Carter-Wallace, Inc. ("Carter"), its diagnostic test kit business in the EIA format and on February 2, 1996 sold its related FIAX line of diagnostic test kits, also to Carter the ("EIA and FIAX Product Lines"). During the first quarter of fiscal 1996, the Company recorded an after-tax gain of approximately $1.1 million, or $0.10 per share due to the sale of these product lines. The sale agreement included an extensive manufacturing transition period during which time the Company continued to supply products to Carter. As a result of actual sales exceeding expectations and other effects of the transition, the Company recorded, in the fourth quarter of fiscal 1996, an additional after-tax gain of approximately $0.6 million or $0.05 per share, resulting in a total after-tax gain in fiscal 1996 of $1.7 million or $0.16 per share. Proceeds of $12.4 million from this sale were used to fund acquisitions, to retire debt and for working capital purposes. This transaction could result in additional gain or loss in future periods as a result of continuing transition operations, including the Company's ongoing service obligations for certain diagnostic testing instrumentation sold to Carter. Estimates for such obligations have been accrued at October 31, 1996; management does not believe that future obligations beyond those already accrued will be material. The Company's service obligations terminate December 17, 1997. BioWhittaker has agreed to manufacture FIAX products for Carter thru February 2001 and will continue to include the results of such activities in ongoing operations.

    On January 17, 1996, the Company acquired Clonetics Corporation ("Clonetics"), a privately owned company located in San Diego, California, for approximately $8.7 million in cash and the assumption of an estimated $3.5 million in liabilities. Clonetics is a leading supplier of normal human cells. The acquisition was largely funded from the proceeds of the sale of the Company's EIA and FIAX Product Lines. The acquisition resulted in the recording of $7.1 million in intangibles that are being amortized over periods ranging from 7 to 15 years. The Company wrote off $4.0 million in purchased research and development in fiscal 1996. During fiscal 1996, the Company relocated the manufacturing operations of Clonetics from San Diego to Walkersville, Maryland.

Comparison of Fiscal Years 1996, 1995 and 1994

    Sales in fiscal 1996 of $51.5 million were less than fiscal 1995 sales of $55.8 million by $4.3 million, or 7.7%. Fiscal 1996 revenues reflect lower sales volume due to the December 1995 sale of the EIA and FIAX Product Lines and to the April 1995 sale of BioWhittaker France to Boehringer Ingelheim GmbH. These declines were partially offset by increased sales associated with the January 1996 acquisition of Clonetics. Sales in fiscal 1995 of $55.8 million exceeded fiscal 1994 sales by $1.1 million, or 2.1% and also reflect lower revenues due to the April 1995 sale of BioWhittaker France.

    Cell culture product sales for fiscal 1996 increased by $6.2 million, or 26.5%, over sales for fiscal 1995 to $29.6 million, due primarily to an additional $5.2 million in sales as a result of the January 1996 acquisition of Clonetics and to higher sales volume for the Company's cell culture media product line. Cell culture product sales for fiscal 1995 increased by $1.3 million, or 5.7%, over sales for fiscal 1994 to $23.4 million, due primarily to increased sales volume for cell culture media and fetal bovine serum.

    Endotoxin detection product sales for fiscal 1996 increased by $0.3 million, or 2.2%, over sales for fiscal 1995 to $13.9 million due to higher sales volume. Excluding the effects of the April 1995 sale of BioWhittaker France, sales for endotoxin detection products increased $1.1 million or 8.9%. Endotoxin detection product sales for fiscal 1995 increased by $0.6 million, or 4.6%, over sales for fiscal 1994 to $13.6 million, primarily due to increased sales volume for the Company's Kinetic QCL test and associated instrumentation. Excluding the effects of the April 1995 sale of BioWhittaker France, sales for fiscal 1995 increased $1.0 million or 8.8%.

    Clinical diagnostic testing product sales for fiscal 1996 decreased $10.8 million, or 57.5%, when compared with fiscal 1995 sales, to $8.0 million, primarily due to the sale of the EIA and FIAX Product Lines and to decreases in sales volume for the Company's line of allergy detection products. Fiscal 1996 sales for clinical diagnostic testing products reflect the Company's strategy of focusing on its core cell culture and endotoxin detection product lines. In addition, future revenues will be lower because of the completion in fiscal 1996 of a subcontract to manufacture botulinum antitoxin which in fiscal 1996 generated $1.3 million in revenues and net income of approximately $0.6 million. Clinical diagnostic testing product sales for fiscal 1995 decreased by $0.7 million, or 3.7%, from fiscal 1994 sales to $18.8 million. This decrease was due to lower sales volume for the Company's diagnostic test kit business, including lower sales as a result of fluctuations in periodic orders to a single customer under a private label manufacturing arrangement, partially offset by a $0.6 million increase in sales for the Company's Helicobacter pylori and Clostridium difficile test kits.

    Gross margins were 48.3% of sales for fiscal 1996 compared with 45.9% for fiscal 1995 and 43.2% for fiscal 1994. 1996 margins reflect proportionally higher margins for Clonetics products and the absence of lower margins associated with the EIA and FIAX Product Lines. 1995 margins reflect improved manufacturing efficiencies, lower diagnostic reagent rental equipment amortization expenses and lower net royalty expenses compared to fiscal 1994. Improved fiscal 1995 margins were offset somewhat by lower average margins associated with product mix as a result of higher fetal bovine serum sales and lower cell culture product sales to a large customer.

    Selling, general and administrative expenses as a percentage of sales increased to 27.4% for fiscal 1996 from 25.6% for fiscal 1995, largely due to proportionally higher expenses for Clonetics. Selling, general and administrative expenses as a percentage of sales increased to 25.6% for fiscal 1995 from 24.4% in fiscal 1994, largely due to higher occupancy costs associated with additions to the Company's Walkersville, Maryland facilities as well as to increased compensation expenses.

      For fiscal 1996, "Purchased research and development" represents the expensing of in-process research and development as part of the Clonetics acquisition. "Litigation expenses" includes a one-time pretax charge to earnings of $3.5 million for costs associated with the Company's unsuccessful lawsuit against Minnesota Mining and Manufacturing, Inc. ("3M"). Included in this charge are amounts accrued for certain legal expenses not yet paid. Future adjustments to the amounts accrued could be necessary as the Company settles final invoices related to the litigation. "Gain on the sale of product lines" represents the gain, before the effect of taxes, from the sale of the EIA and FIAX Product Lines. "Other income" is comprised primarily of payments received from Boehringer Ingelheim for technology assistance under the terms of its agreement with the Company.

    For fiscal 1995, "Gain on sale of joint venture" reflects the gain recognized on the April 30, 1995 sale of the Company's 50% interest in its joint venture with Boehringer Ingelheim. The Company retains a right to reacquire such interest when the BI Joint Venture Affiliate becomes profitable. In addition, the Company sold 100% of its interest in BioWhittaker France in a related transaction in which there was no material gain or loss. "Gain on Pharmacia settlement" reflects the gain recognized on the December 1994 settlement of the Pharmacia patent infringement lawsuit involving patents in the United States, Canada and Australia. "Equity in loss of joint venture" reflects the Company's $0.7 million pre-tax share of operating losses during the first six months of fiscal 1995 for its joint venture with Boehringer Ingelheim. The Company's interest in the joint venture was sold in April 1995 (see above). "Other income" is comprised primarily of payments received from Boehringer Ingelheim for technology assistance under the terms of its agreement with the Company.

    For fiscal 1994, "Equity in loss of joint venture" reflects the Company's $1.3 million pre-tax share of operating losses for fiscal 1994 for its joint venture with Boehringer Ingelheim. The Company's interest in the joint venture was sold in April 1995 (see above).

    "Provision for income taxes" as a percentage of Income Before Incomes Taxes was 72.5% for fiscal 1996 compared to 37.9% for fiscal 1995 and 39.4% for fiscal 1994. Fiscal 1996 taxes reflect the lack of income tax benefit associated with the expensing of purchased research and development and favorable treatment of the gain associated with the sale of the Company's EIA and FIAX Product Lines. Before the effect of non-recurring items, the "Provision for income taxes" as a percentage of Income Before Income Taxes was 37.2% for fiscal 1996 compared to 37.2% for fiscal 1995 and 39.4% for fiscal 1994.

Liquidity and Financial Condition

    During fiscal 1996, BioWhittaker financed its operations, capital expenditures, product development activities and acquisitions with cash provided by operations and proceeds from the sale of its EIA and FIAX Product Lines. For fiscal year 1996, the Company generated $4.1 million in cash from operating activities compared to $5.2 million for fiscal year 1995. Cash generated from operating activities for fiscal 1995 includes the receipt of $4.0 million as a result of the settlement of the Pharmacia lawsuit and the use of $5.6 million in cash related to increases in inventory, primarily fetal bovine serum. Cash generated from operating activities in fiscal 1994 of $9.7 million represents proportionally lower investments in working capital, including inventories and receivables.

        At October 31, 1996, total current assets were $33.5 million compared to $39.1 million at October 31, 1995. As a result of the then pending sale of the EIA and FIAX Product Lines, current assets at October 31, 1995 include both $4.1 million of assets previously classified as non-current and $6.2 million of inventory, for a total of $10.3 million classified as "Assets held for disposal". Current assets at October 31, 1996 include $0.9 million still due as a result of the sale of the EIA and FIAX Product Lines and $3.5 million as a result of the acquisition of Clonetics. Total current liabilities at October 31, 1996 were $11.3 million compared to $10.2 million at October 31, 1995, mainly due to liabilities recorded as a result of on-going obligations arising from the sale of the Company's EIA and FIAX Product Lines.

    The Company's investing activities provided cash of $0.2 million in fiscal 1996, primarily as a result of the use of proceeds from the sale of the EIA and FIAX Product Lines to acquire Clonetics and certain other, smaller product lines. The Company's investing activities generated cash of $1.8 million in fiscal 1995, primarily due to the receipt of $4.7 million in proceeds from the sale of its interest in the joint venture with Boehringer Ingelheim. Investing activities consumed cash of $6.3 million in fiscal 1994. Purchases of property, plant and equipment totaled $3.0 million for fiscal 1996 compared to $2.9 million for fiscal 1995 and $5.4 million for fiscal year 1994. Higher fiscal 1994 expenditures were primarily caused by additions and renovations to the Company's Walkersville, Maryland facility.

    Financing activities consumed cash of $3.9, $7.3 and $3.1 million for fiscal years 1996, 1995 and 1994 respectively, reflecting the repayment of amounts outstanding under the Company's various debt facilities.

    The Company maintains an unsecured revolving credit facility which expires in February of 1998 and provides for maximum borrowings of $9.0 million. Funds are available subject to meeting loan covenants. The facility is available for working capital and capital expenditures, as well as acquisitions and other valid corporate purposes and bears interest, at the Company's option, at 1% above the bank's LIBOR rate or at the bank's prime rate.

          At October 31, 1996, the Company's principal short-term cash requirements were to fund the Company's normal working capital needs, consisting primarily of inventories and receivables, to fund capital expenditures and to fund potential acquisitions. At October 31, 1996, the Company had outstanding capital commitments of approximately $0.3 million and $8.7 million was available under the terms of the Company's revolving credit facility. In addition, the Company expects to receive additional amounts due related to the sale of its EIA and FIAX Product Lines.

Changing Prices

      While the inflation rate in the last few years has been relatively low, inflation and changes in costs have had an impact on the Company's operations in the form of higher wages and costs of goods and services. These increases have generally been offset by correspondingly higher prices received for the Company's products.

      Plant and equipment costs are generally taken into consideration in the Company's pricing decisions. These charges to operations for depreciation are based on historical costs for plant and equipment and are significantly less than they would be if they were based upon current replacement costs. Assets acquired in early years will be replaced gradually over a period of time at what are likely to be higher costs resulting in higher future depreciation charges, which may, at least partially, be offset by technological improvements and enhanced efficiency.

New Accounting Standards

      In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 123, "Accounting for Stock-Based Compensation", which encourages companies to recognize expense for stock-based awards based on their estimated value on the date of the grant. Statement No. 123, effective for fiscal 1997, does not require companies to change their existing accounting for stock based awards, but if the new fair value method is not adopted, pro forma income and earnings per share data should be provided in the footnotes to the financial statements. The Company intends to continue to account for stock-based compensation plans using the intrinsic value method and will supplementally disclose in its fiscal 1997 financial statements the required pro forma information as if the fair value method had been adopted.

Factors Affecting Future Operating Results

      BioWhittaker provides products to a technology driven industry sector which is highly regulated. Therefore, BioWhittaker's success is dependent in part on factors beyond its control. This report contains certain forward-looking statements relating to the prospective operating results of the Company. The following are factors which could affect BioWhittaker's future operating results. These factors are intended to serve as a cautionary statement; this information is not intended to include all risk factors or to limit other cautionary statements that may be made, either verbally or in writing, including those in any other forward-looking statements made by, or on behalf of, the
Company:

1. Difficulties in obtaining critical raw materials and supplies for the manufacture of the Company's products. In particular, raw materials for its normal human cell and certain other cell products are highly regulated and available from only a limited number of qualified sources.

2. Increased cost, delays or failure of BioWhittaker or its customers in obtaining or maintaining regulatory approval for the Company's products or facilities and in responding to new regulatory challenges.

3. Risks and costs of competitive suppliers introducing new technology or offering lower prices or other incentives resulting in lost sales. As the Company develops more high volume customers in the biopharmaceutical industry, the subsequent loss of one or more of such customers may have a significant impact on revenues.

4.    Increased  pressure  to reduce  selling  prices  as a result of  increased
      competition  by   manufacturers  of  products  similar  to  the  Company's
      products.

5. Risks and cost associated with developing or obtaining new technology needed to remain competitive, including for instance, alternative methods for delivering large volumes of media to high volume users such as biopharmaceutical companies.

6.    Potential  Increases  in  compensation  costs  necessitated  by  competing
      employers,   including  an  increase  in  the  number  of  biotech-related companies in the Company's geographic region.

7. The challenges of establishing and maintaining effective foreign distri-bution channels.

Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                               BIOWHITTAKER, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                         For the Years Ended October 31,
                                                -------------------------------
                                                  1996        1995        1994
                                                  ----        ----        ----

Sales ......................................... $ 51,459   $ 55,797    $ 54,651

Costs and expenses
   Cost of sales ..............................   26,616     30,162      31,039
   Research and development ...................    2,608      2,789       2,458
   Selling, general and administrative ........   14,106     14,298      13,318
                                                 -------    --------    -------
                                                  43,330     47,249      46,815
                                                 -------    --------    -------

Income From Operations ........................    8,129      8,548       7,836
Other (income)/expenses
   Purchased research and development .........    4,000        --          --
   Litigation expenses ........................    3,500        --          --
   Gain on sale of product line ...............   (2,261)       --          --
   Gain on sale of joint venture ..............     --       (2,015)        --
   Gain on Pharmacia settlement ...............     --       (1,710)        --
   Other income ...............................     (362)      (326)        --
   Equity in loss of joint venture ............     --          749       1,277
   Interest ...................................      262        547         843
   (Gain)/loss on foreign currency transactions      (44)        45        (120)
                                                  -------   --------    --------
                                                   5,095     (2,710)     2 ,000
                                                  -------   --------    --------
Income Before Income Taxes ....................    3,034     11,258       5,836
Provision for income taxes ....................    2,201      4,272       2,302
                                                  -------   --------    --------
Net Income ....................................   $  833   $  6,986    $  3,534
                                                  =======   ========    ========

Net Income Per Share ..........................   $ 0.08    $  0.64     $  0.32
                                                  =======   ========    ========


Average common and common equivalent
    shares outstanding (in thousands) .........   10,895     10,971      11,042
                                                  =======   ========    ========


See Notes to Consolidated Financial Statements

                               BIOWHITTAKER, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                               At October 31,
                                                              ---------------
                                                             1996         1995
                                                            ------       ------
                                                          (Dollars in thousands)
                                     ASSETS
CURRENT ASSETS
Cash and cash equivalents..............................  $    701      $    359
Accounts receivable, less allowance for dubtful
  accounts of $65 in 1996 and $129 in 1995.............     8,623         8,624
Other receivables......................................     1,233           --
Inventories............................................    21,114        19,138
Assets held for disposal ..............................      --          10,379
Prepaid expenses.......................................     1,687           556
Deferred income taxes..................................       119           --
                                                         ---------     --------
    Total Current Assets...............................    33,477        39,056
                                                         ---------     --------
PROPERTY, PLANT AND EQUIPMENT
Land and land improvements.............................       167           167
Buildings and improvements.............................    17,579        16,993
Equipment..............................................    15,849        13,346
                                                         ---------     --------
                                                           33,595        30,506
Less accumulated depreciation .........................    16,808        14,631
                                                         ---------     --------
                                                           16,787        15,875
INTANGIBLE ASSETS
Patents   .............................................     4,018         4,675
Goodwill...............................................     3,663           678
Purchased technology...................................     3,350           --
Other..................................................     1,480           --
                                                          --------     --------
                                                           12,511         5,353
Less accumulated amortization..........................     1,698           671
                                                          --------     --------
                                                           10,813         4,682
OTHER ASSETS...........................................        78           188
                                                         ---------     --------
                                                         $ 61,155      $ 59,801
                                                         =========     ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable .........................................  $    300      $    900
Current portion of long-term debt .....................       291         1,101
Accounts payable ......................................     3,857         3,183
Accrued salaries and related expenses .................     4,109         3,578
Accrued expenses related to sale of product line ......     1,249          --
Other accrued liabilities .............................     1,125         1,003
Deferred income taxes .................................       --            410
Income taxes payable ..................................       321          --
                                                          --------     --------
           Total Current Liabilities ..................    11,252        10,175
                                                          --------     --------
LONG-TERM DEBT ........................................     1,443         2,936
                                                          --------     --------
DEFERRED INCOME TAXES .................................     1,669           732
                                                          --------     --------
STOCKHOLDERS' EQUITY
Common stock
   Par value $.01, authorized 40 million shares,
   outstanding 10,759,199 shares in 1996 and 1995 .....       108           108
Additional paid-in capital ............................    26,389        26,389
Retained earnings .....................................    20,313        19,480
Translation adjustment ................................       (19)          (19)
                                                          --------     --------
    Total Stockholders' Equity ........................    46,791        45,958
                                                          --------     --------
                                                         $ 61,155      $ 59,801
                                                         =========     ========
See Notes to Consolidated Financial Statements

                               BIOWHITTAKER, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   For the Three Years Ended October 31, 1996
                               -------------------------------------------------
                                               Additional        Translation
                                 Common Stock   Paid-in  Retained  Adjust
                               Shares    Amount Capital  Earning   -ment  Total
                               ------    ------ -------  -------  ------ -------
                                          (Dollars in thousands)
                                          ----------------------

BALANCE AT OCT. 31, 1993 .... 10,581,214  $ 106  $26,633  $8,960  $(51) $35,648
Net Income ..................     --        --      --     3,534    --    3,534
Translation adjustment
 and other ..................     --        --       (57)   --      (4)     (61)
                              -----------  -----  ------- -------  ----  ------

BALANCE AT OCT. 31, 1994 .... 10,581,214   106    26,576  12,494   (55)  39,121
Net Income ..................     --        --       --    6,986    --    6,986
Stock options exercised
 net of stock tendered in
 payment ....................    177,985      2     (917)   --      --     (915)
Tax benefit from exercise
 of stock options ...........      --       --       730    --      --      730
Translation adjustment
 and other ..................      --       --       --     --      36       36
                              ----------   -----  -------  ------  ----   -----

BALANCE AT OCT. 31, 1995 .... 10,759,199    108   26,389  19,480   (19)  45,958
Net Income ..................      --       --      --       833    --      833
                              ----------   ------ ------  -------  ----  ------

BALANCE AT OCT. 31, 1996 .... 10,759,199  $ 108  $26,313 $20,313  $(19) $46,791
                              ==========  ====== ======= =======  ===== =======


See Notes to Consolidated Financial Statements.

                               BIOWHITTAKER, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                               For The Years Ended
                                   October 31,
                                                   ----------------------------
                                                    1996       1995       1994
                                                    ----       ----       ----
                             (Dollars in thousands)
Operating Activities
Net income ....................................    $  833    $ 6,986    $ 3,534
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization .............     3,518      4,429      5,052
    Purchased research and development ........     4,000       --         --
    Gain on sale of product line ..............    (2,261)
    Gain on sale of joint venture .............      --       (2,015)      --
    Equity in loss of joint venture ...........      --          749      1,277
    Deferred income taxes .....................    (1,332)       (12)       218
    Loss on disposal of property, plant and
     equipment                                         63        232        233
    Write-down of property, plant and equipment      --          824       --
    Changes in operating assets and liabilities:
       Accounts receivable ....................       871     (1,047)        26
       Inventories ............................      (638)    (5,606)      (892)
       Prepaid expenses and other assets ......       732        849       (532)
       Prepaid royalty ........................    (1,360)      --         --
       Accounts payable and accrued liabilities      (342)      (163)       736
                                                   -------    -------    -------

    Net Cash Provided By Operating Activities .     4,084      5,226      9,652
                                                   -------    -------    -------

Investing Activities
Purchases of property, plant and equipment ....    (2,953)    (2,861)    (5,425)
Proceeds from sale of product line ............    12,387       --         --
Purchase of Clonetics, net of cash received ...    (8,226)      --         --
Purchase of assets of other businesses ........    (1,044)      --         --
Investment in joint venture ...................      --         --         (838)
Proceeds from sale of joint venture ...........      --        4,674       --
                                                   -------    -------    -------

   Net Cash Provided By (Used In) Investing
     Activities ...............................       164      1,813     (6,263)
                                                   --------   -------    -------

Financing Activities
Net repayments of notes payable ...............      (600)    (2,600)    (3,550)
Issuance of long-term debt ....................      --         --        1,800
Payment of long-term debt .....................    (3,428)    (4,737)    (1,304)
Other .........................................       122         19        (61)
                                                   -------    -------    -------
   Net Cash Used In Financing Activities ......    (3,906)    (7,318)    (3,115)
                                                   -------    -------    -------
   Net Change In Cash .........................       342       (279)       274
   Cash At Beginning Of Year ..................       359        638        364
                                                  --------   --------   --------
   Cash At End Of Year ........................   $   701    $   359    $   638
                                                  ========   ========   ========

Supplemental  disclosure of cash flow  information:  Cash paid during the period for:
   Interest ...................................   $   312    $   707    $   793
                                                  ========   ========   ========
   Income taxes ...............................   $ 2,912    $ 3,431    $ 1,486
                                                  ========   ========   ========

See Notes to Consolidated Financial Statements.

                               BIOWHITTAKER, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 1996
                  (Dollars in Thousands, Except Per Share Data)

Note 1.   Description of the Company

     BioWhittaker,   Inc.   ("BioWhittaker")  is  engaged  in  the  development,
manufacture and marketing of cell culture, endotoxin detection and to a lesser degree, clinical diagnostic testing products.

     During 1996, 1995 and 1994, approximately 28%, 27% and 27% respectively, of BioWhittaker's sales were to customers outside of the United States, primarily Western Europe. Substantially all of these sales were attributable to domestic operations.

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and related disclosures.
Actual results could differ from those estimates.

Note 2.    Summary of Significant Accounting Policies

     Principles of Consolidation:  The consolidated financial statements include
the  accounts  of  BioWhittaker  and  its  wholly  owned   subsidiaries,   after
elimination of significant intercompany balances and transactions.

     Reclassifications: Certain prior years' amounts in the consolidated financial statements have been reclassified to conform to the 1996 presentation.

     Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

     Inventories: Inventories are stated at the lower of cost or market. Cost has been determined principally using the first-in, first-out (FIFO) method.

     Property and Depreciation: Property, plant and equipment is recorded at cost. Depreciation is computed generally using the straight-line method. Depreciation expense was $2,521 in 1996, $3,742 in 1995 and $4,364 in 1994.
Included in property, plant and equipment is construction in progress of $675 and $1,052 for 1996 and 1995, respectively. Of this amount, $287 and $282 is classified as buildings and improvements, and $388 and $770 is classified as equipment for 1996 and 1995 respectively.

     Intangible Assets: Goodwill consists of the cost in excess of fair value of the net assets of entities acquired in purchase transactions and is amortized on a straight-line basis over the expected periods of benefit, which range from 10 to 40 years. Patents, purchased technology and other intangibles consist of the allocated cost of acquiring certain technology and proprietary information in business combinations accounted for as purchases. These intangibles are amortized on a straight line basis over 7 to 14 years.

     Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of: In fiscal 1996, the Company adopted the provisions of Financial Accounting Standards Board ("FASB)" Statement No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The Statement prescribes the accounting for the impairment of long-lived assets, such as property and equipment and intangible assets, as well as the accounting for long-lived assets that are held for disposal. The initial adoption of this Statement in fiscal 1996 did not have a material impact on the reported results of operations of the Company.

                               BIOWHITTAKER, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 1996
                  (Dollars in Thousands, Except Per Share Data)


Note 2.    Summary of Significant Accounting Policies - (Continued)

     Advertising: The Company expenses the production costs of advertising as they are incurred. Advertising expenses were $705, $627 and $743 in 1996, 1995, and 1994, respectively.

     Foreign Currency Translation: The local currency for the Company's foreign subsidiary is its functional currency. Assets and liabilities of foreign operations are translated into U.S. dollars at the market rates of exchange as of the balance sheet dates and the resultant translation adjustments are included as a component of stockholders' equity. Revenues and expenses are translated into U.S. dollars using weighted average exchange rates.

     Foreign currency transaction gains and losses are the result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency and are included in the Company's Consolidated Statement of Income.

     The major foreign currency in which the Company has risk associated with foreign exchange rate movements is the pound sterling. This risk is evaluated regularly, and from time to time, the Company reduces its exposure to fluctuations in foreign currency exchange rates on firm commitments and transactions denominated in currencies other than the functional currency by hedging such exposures. Such exposures are generally hedged using foreign currency forward contracts. There were no such contracts outstanding at October 31, 1996 and 1995.

     Generally, the gains and losses on commitment hedges are deferred and included in the basis of the transaction underlying the commitment. Gains and losses on transaction hedges are recognized in income and offset the foreign exchange gains and losses on the related transaction.

     Net Income Per Share: Net income per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. Common equivalent shares include the dilutive effect of outstanding stock purchase options and Anasco GmbH's right to maintain its aggregate percentage voting interest in BioWhittaker (see Note 10), calculated, in each case, using the treasury stock method. Net income per share determined on a fully diluted basis is not materially different from the primary net income per share presented.

     Stock Options Granted to Employees: The Company records compensation expense for all stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, " Accounting for Stock Issued to Employees". In October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation", which encourages companies to recognize expense for stock-based awards based on their estimated value on the date of grant. Statement No. 123, effective for fiscal 1997, does not require companies to change their existing accounting for stock-based awards, but if the new fair value method is not adopted, pro forma income and earnings per share data should be provided in the footnotes to the financial statements. The Company intends to continue to account for stock-based compensation plans using the intrinsic value method and will supplementally disclose in its fiscal 1997 financial statements the required pro forma information as if the fair value method had been adopted.

                               BIOWHITTAKER, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 1996
                  (Dollars in Thousands, Except Per Share Data)

Note 3.    Inventories

     Inventories consisted of the following:
                                                              October 31,
                                                              -----------
                                                         1996            1995
                                                       --------        --------
     Raw material................................     $   4,050       $   2,156
     Work in process.............................         7,323           5,251
     Finished goods..............................         9,741          11,731
                                                      ---------       ---------
                                                      $  21,114       $  19,138
                                                      =========       =========

Note 4.    Joint Venture

    Prior to April 30, 1995, BioWhittaker had a joint venture and partnership agreement with a member of the Boehringer Ingelheim Group to manufacture cell culture products in Belgium. For a 50% interest in the joint venture, the Company contributed approximately $4,700 and granted the joint venture a royalty-free exclusive license to use certain BioWhittaker technology. The investment was accounted for using the equity method.

    On April 30, 1995, the Company sold to Boehringer Ingelheim International GmbH ("Boehringer") 100% of the stock of BioWhittaker International, Inc., a subsidiary which held the Company's 50% interest in the joint venture (the "Partnership"), for a cash payment of $4,674. The Company also sold 100% of the stock of BioWhittaker France S.A.R.L. to Boehringer for $724, a price that approximated BioWhittaker France S.A.R.L.'s book value at April 30, 1995. In addition, the Company entered into a five year agreement with Boehringer to provide technical assistance and support for those products covered by the agreement. Boehringer will pay the Company $363 annually for the length of the agreement for such assistance.

    The impact of the sale, net of the book value of BioWhittaker France S.A.R.L., the Company's investment in the Partnership and certain costs associated with the transaction, is reflected as "Gain on sale of joint venture" of $2,015 in the Company's Consolidated Statement of Income for the year ended October 31, 1995.

    At October 31, 1996 and 1995 there was $881 and $1,179 respectively, due from parties related to the Boehringer Ingelheim Group.

Note 5.    Litigation

    Gain on Pharmacia settlement. On December 23, 1994, BioWhittaker reached an agreement with Pharmacia AB and certain affiliated companies (together, "Pharmacia") to settle a lawsuit in which BioWhittaker claimed that Pharmacia infringed BioWhittaker's patents covering its diagnostic allergy testing system in the United States, Canada and Australia.

    As a result of the settlement agreement, BioWhittaker has granted Pharmacia a license to use its patents in the United States, Canada and Australia. Under the terms of this license, Pharmacia agreed to pay 3% of all revenues from the sale of those products using the patents, subject to an agreed payment of $500 for 1995, for which payment was received in December 1994, and a minimum of $300 for each of the years 1996 through 1999. In addition, Pharmacia also paid BioWhittaker $3,500 in December 1994, for past infringement, for a total cash payment upon settlement of $4,000. The proceeds from the settlement, net of legal fees and certain other expenses, is reflected in the Company's Consolidated Statement of Income for the year ended October 31,1995.

                               BIOWHITTAKER, INC.

                  (Dollars in Thousands, Except Per Share Data)

Note 5.    Litigation (Continued)

    Litigation expenses. The 1996 Consolidated Statement of Income includes litigation expenses of $3,500 which is the pre-tax cost associated with the Company's lawsuit against Minnesota Mining and Manufacturing, Inc.

Note 6.    Acquisitions and Divestitures

    Clonetics Corporation. On January 17, 1996, the Company acquired 100% of the stock of Clonetics Corporation ("Clonetics"), a leading supplier of normal human cells, for $8,733 in cash and the assumption of approximately $3,500 in liabilities. The operations of Clonetics are included in the Consolidated Statement of Income from the date of acquisition. The acquisition was accounted for as a purchase transaction and resulted in the recording of approximately $2,260 of goodwill, $3,350 of purchased technology and $1,480 of other intangibles that will be amortized over periods ranging from 7 to 15 years. $4,000 of the purchase price was allocated to purchased research and development and expensed on the Company's Consolidated Statement of Income for fiscal 1996. The expense for purchased research and development is not deductible for income tax purposes.

    Sale  of  product  line.   On  December  18,  1995,   the  Company  sold  to
Carter-Wallace, Inc. ("Carter") its diagnostic test kit business in the EIA format for $9,000 and on February 2, 1996 sold its related FIAX line for $1,000. Carter also purchased EIA and FIAX finished goods inventory for approximately $1,400. BioWhittaker agreed to continue to manufacture EIA and FIAX products for Carter for up to one and five years, respectively. Under a separate agreement with one of Carter's contract manufacturers, BioWhittaker agreed to sell certain raw material and work in process inventory over a two year period.

    BioWhittaker also agreed to provide to Carter's customers certain diagnostic testing instrumentation associated with the EIA and FIAX product lines and to service the equipment for up to two years. The equipment surcharge typically paid on each kit purchased by customers will be collected by Carter and remitted to the Company in the amount of approximately $1,585, the book value of such diagnostic equipment owned by the Company at closing.

    As a result of this transaction, BioWhittaker recorded a pre-tax gain of $2,261 on its Consolidated Statement of Income for fiscal 1996, which includes the write-off of approximately $2,200 of unamortized cost of patents and goodwill. Additional gain or loss in future periods could result from the continuing transition operations, including the Company's on-going service obligations for the diagnostic testing instrumentation sold to Carter.

                               BIOWHITTAKER, INC.

                  (Dollars in Thousands, Except Per Share Data)


Note 6.    Acquisitions and Divestitures (Continued)

    The following table presents proforma consolidated results of operations for the years ended October 31, 1995 and 1996, assuming that the purchase of Clonetics Corporation and the sale of the diagnostic test kit business to Carter-Wallace, Inc. had occurred at the beginning of each of the respective fiscal periods.

                                                         For the Year Ended
                                                         ------------------
                                                             October 31,
                                                             -----------
                                                       1996              1995
                                                       ----              ----
     Sales...................................      $   51,288       $   50,979
     Net Income..............................      $    3,497       $    7,222
     Net Income Per Share....................      $     0.32       $     0.66


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

     The above proforma information is presented for illustrative purposes only and is not necessarily indicative of the operating results had both the acquisition of Clonetics Corporation and the sale to Carter-Wallace, Inc. occurred as of November 1, 1994 and November 1, 1995.

     BioWhittaker paid DHI $1,125 as a non-refundable advance against royalties on future sales. The research and development agreement grants the Company the right to commercialize additional products under development by DHI or being contemplated by DHI and BioWhittaker, in exchange for future payments. Such payments totaled $260 for fiscal 1996.

Note 7.    Debt

    BioWhittaker maintains a $9,000 unsecured revolving credit facility (including a letter of credit subfacility) with a bank, which expires in February 1998. Borrowings under the facility ($300 and $900 at October 31, 1996 and 1995, respectively), bear interest at 1% above the bank's LIBOR rate or at the bank's prime rate, at BioWhittaker's option. The weighted average interest rates for these borrowings were 8.57% in 1996 and 7.91% in 1995. The agreement relating to the facility requires the maintenance of specific levels of net worth and interest coverage and limits the payment of dividends and repurchase of outstanding stock. The Company was in compliance with all debt covenants at October 31, 1996 and expects to continue to meet such covenants over the next twelve months.

                               BIOWHITTAKER, INC.

                  (Dollars in Thousands, Except Per Share Data)


Note 7.   Debt (Continued)

    Long-term debt consisted of the following:
                                                                October 31,
                                                                -----------
                                                             1996         1995
                                                             ----         ----
Notes payable with interest at LIBOR plus 1.35%..........  $   --      $  2,250
Notes due through 2001, net of a present value
 discount of $414 in 1996 and $552 in 1995 using
 a discount rate of 8%...................................    1,586        1,787
Capital leases due through 2000..........................      148          --
                                                           --------    ---------
                                                             1,734        4,037
Less current maturities..................................      291        1,101
                                                           --------    ---------
                                                           $ 1,443     $  2,936
                                                           ========    =========
Maturities of long-term debt are as follows:

      Year ending
      October 31,
      -----------
       1997 ........................................      $    291
       1998 ........................................           295
       1999 ........................................           286
       2000 ........................................           286
       2001.........................................           301
     Subsequent to October 2001.....................           275


Note 8.    Fair Value of Financial Instruments and Concentration of Credit Risk

     The fair value of the Company's financial instruments, which consist primarily of cash and cash equivalents, accounts receivable, accounts payable and short and long-term debt, approximate their carrying amounts reported in the Consolidated Balance Sheets.

     The Company maintains an allowance for losses on trade receivables based on the collectibility of all amounts owed. The Company generally does not require collateral for trade receivables. At October 31, 1996, the Company does not have any significant concentrations of credit risk.

Note 9.    Income Taxes

     At October 31, 1996, a wholly owned subsidiary of the Company had net operating loss carry forwards of $386 for income tax purposes that expire in 2000 through 2008. The company also has general business tax credit carry forwards of $180 that expire in 1997 through 2000. The operation of certain provisions of the Internal Revenue Code will limit the amount of the carry forwards available to offset taxable income in any one year.

                               BIOWHITTAKER, INC.

                  (Dollars in Thousands, Except Per Share Data)


Note 9.    Income Taxes (Continued)

    Income before income taxes includes the following components:

                             Years Ended October 31,
                                                   -----------------------------
                                                    1996       1995       1994
                                                    ----       ----       ----

     Domestic..............................       $ 3,088    $ 10,996   $ 5,326
     Foreign...............................           (54)        262       510
                                                  --------    -------   --------
                                                  $ 3,034    $ 11,258   $ 5,836
                                                  ========   ========   ========

     The provision for income taxes is comprised of the following:

                                                    1996       1995       1994
                                                    ----       ----       ----
Current
     Federal...............................       $ 2,578     $ 3,664   $ 1,373
     States................................           (11)        693       591
     Foreign...............................            (4)         90       120
                                                  --------    --------  --------
                                                    2,563       4,447     2,084
Deferred
     Federal...............................          (300)       (145)      179
     States................................           (62)        (30)       39
                                                  --------    --------  --------
                                                     (362)       (175)      218
                                                  --------    --------- --------
                                                  $ 2,201     $ 4,272   $ 2,302
                                                  ========    ========  ========

     The significant components of the deferred income tax liabilities and assets are as follows:

                                                                   October 31,
                                                                ----------------
                                                               1996       1995
                                                               ----       ----
Deferred tax assets:
     Net operating loss carry forward.............            $  131    $  --
     General business tax credit carry forwards...               180       --
     Inventory reserves...........................               195       127
     Accrued expenses.............................               741       511
     State taxes..................................               120       --
     Legal fees...................................               211       193
     Other........................................                91       --
                                                              -------   -------
Total deferred tax assets.........................             1,669       831

Deferred tax liabilities:
     Inventory....................................               479       477
     Legal fees...................................                76       329
     Prepaid expenses.............................               236       242
     Depreciation and amortization................             2,058       769
     Other........................................                33       156
                                                              -------   -------
Total deferred tax liabilities....................             2,882     1,973
Net future income tax liability...................             1,213     1,142
Valuation allowance...............................               337       --
                                                              -------   -------
Net deferred tax liability........................           $ 1,550   $ 1,142
                                                             ========  ========

     During 1996, a valuation allowance of $337 was established.

                               BIOWHITTAKER, INC.

                  (Dollars in Thousands, Except Per Share Data)

Note 9.   Income Taxes - (Continued)

     A reconciliation of income taxes computed at the U.S. federal statutory rate to the Company's income tax expense is as follows:
                                                        Years Ended October 31,
                                                        -----------------------
                                                        1996     1995     1994
                                                        ----     ----     ----
 Income taxes at federal statutory rate............   $ 1,032  $ 3,828  $ 1,984
 State income taxes, net of federal tax benefit....       132      490      254
 Purchased research and development................     1,534      --       --
 Tax effect of foreign income......................      (112)     --       --
 Benefit from sale of product line.................      (320)     --       --
 Other, net .......................................       (65)    (46)       64
                                                      -------- -------- --------
                                                      $ 2,201  $ 4,272  $ 3,302
                                                      ======== ======== ========

     Unremitted earnings of subsidiaries outside the United States were not material.

Note 10.   Capital Stock

     Prior to October 31, 1991, BioWhittaker was a wholly owned subsidiary of Whittaker Corporation ("Whittaker"). In connection with the spinoff of BioWhittaker in October 1991, certain employees of BioWhittaker received options to purchase shares of BioWhittaker common stock ("Substitute Options"). Substitute Options to purchase 692,742 of BioWhittaker common shares at exercise prices ranging from $2.09 to $5.50 per share were granted. Subsequently, the Company adopted the BioWhittaker 1991 Long-Term Stock Incentive Plan ("Company Stock Plan"). The maximum number of shares of BioWhittaker common stock in respect of which stock-based awards may be granted under the Company Stock Plan is 1,500,000 shares plus 127,288 shares subject to the Substitute Options. At October 31, 1996, no stock-based awards, other than stock options, have been granted. Transactions for the fiscal years ending October 31, 1996 and 1995 are summarized as follows:

                                                                        Stock
                                                         Options     Price Range
                                                         -------     -----------
 Outstanding October 31, 1994........................    1,457,244   $2.09-$8.88
 Options granted during year ended October 31, 1995..       17,000   $6.50-$7.75
 Options exercised during year ended October 31, 1995. (459,623) $2.09-$5.50 Options canceled or expired during year ended October 31, 1995.
 Outstanding October 31, 1995........................    1,011,288   $3.57-$8.88
 Options granted during year ended October 31, 1996..       27,000   $6.75-$7.63
 Options canceled or expired during year ended
    October 31, 1996.................................      (37,500)  $5.38-$8.75
                                                         ----------  -----------
 Outstanding October 31, 1996......................      1,000,788   $3.57-$8.88
                                                         ==========  ===========

    Options for 774,962 shares were exerciseable as of October 31, 1996.

     In 1991, the Company sold for $23,000 in cash, to Anasco GmbH, a member of the Boehringer Ingelheim Group, common stock equal to 19.9% of its outstanding common stock after such sale. The agreement relating to the sale of these shares included, among other matters, certain limitations on the purchase by Anasco and its affiliates of additional shares of BioWhittaker stock. In addition, upon the exercise of any Substitute Options, BioWhittaker must pay Anasco an amount in cash, voting securities or combination thereof (at BioWhittaker's option) as determined in accordance with the provisions of the related stock purchase agreement.

                               BIOWHITTAKER, INC.

                  (Dollars in Thousands, Except Per Share Data)


Note 11.   Post-retirement Benefits

     BioWhittaker   has   established   a   contributory   401(k)   plan  and  a
noncontributory defined contribution target plan for its eligible employees.

     Under BioWhittaker's 401(k) plan, all domestic employees over 21 years of age who have completed one year of service with the Company are eligible to participate. Participating employees may voluntarily contribute 1% to 15% of their pay each year. The Company matches a portion of the employee's contribution up to 6% of the employee's pay.

     Under BioWhittaker's target plan, all domestic employees over 21 years of age who have completed one year of service with the Company participate. The target plan is 100% Company-funded, with annual contributions by the Company based on the employee's targeted benefit, determined by such factors as salary and expected years of service to age 65.

     Total 401(k) and target plan expenses recorded in the accompanying financial statements were as follows:

                                                       Years Ended October 31,
                                                       -----------------------
                                                     1996       1995      1994
                                                     ----       ----      ----
  401(k) plan expense..........................    $   389     $  384    $  357
  Target plan expense..........................        486        412       448
                                                   --------    -------   -------
                                                   $   875     $  796    $  805
                                                   ========    =======   =======

     Effective August 15, 1995, the Company adopted a nonqualified Supplemental Executive Retirement Program ("SERP") covering certain key employees. The SERP provides for supplemental defined pension benefits based on compensation and years of service. The SERP also includes a defined contribution component. No contributions were made during fiscal 1995 and $107 in matching contributions were made by the Company in fiscal 1996.

     Net periodic pension cost included the following components:
                                                                  Years Ended
                                                                   October 31,
                                                                   -----------
                                                                 1996      1995
                                                                 ----      ----
Service cost-benefits earned during the period ............     $  59     $  11
Interest cost on projected benefit obligation .............       109        21
Net amortization and deferral .............................        91        19
                                                                -----     ------
Net periodic pension cost .................................     $ 259     $  51
                                                                ======    ======
Assumptions used in the accounting were:
    Discount rate .........................................       8.0%      7.5%
      Rate of increase in compensation level ..............       5.0%      5.0%

                               BIOWHITTAKER, INC.

                  (Dollars in Thousands, Except Per Share Data)


     The following table sets forth the SERP's funded status and amounts recognized in the Company's consolidated balance sheets:
                                                                 At October 31,
                                                              ------------------
                                                                1996       1995
                                                                ----       ----
Actuarial present value of benefit obligations:
  Accumulated benefit obligation, (100% vested) ...........   $1,252     $1,000
                                                              =======    =======
  Projected benefit obligation for service rendered to date.   1,575      1,247
Plan assets at fair value ..................................     --         --
                                                              --------   -------
Projected benefit obligation in excess of plan assets ......    1,575     1,247
Unrecognized net obligation at August 15, 1995
 being recognized over 14 years ..........................     (1,265)   (1,196)
                                                              --------   -------
Accrued pension cost included in accrued expenses ..........  $   310    $   51
                                                              ========   =======

BioWhittaker offers no other post-retirement benefits to its employees.


Note 12.   Quarterly Financial Data (Unaudited)

                                               1st       2nd      3rd     4th
                                               QTR       QTR      QTR     QTR
                                               ---       ---      ---     ---
1996
 Sales...................................  $ 11,912  $ 13,559  $ 12,253 $ 13,735
 Cost of sales...........................     6,478     7,187     6,169    6,782
 (Loss)/Income Before Income Tax.........    (1,168)    2,025    (1,457)   3,634
 Net (Loss)/Income.......................    (1,959)    1,367      (910)   2,335
 Net (Loss)/Income Per Share.............     (0.18)     0.13      (.08)    0.21

                                               1st       2nd       3rd      4th
                                               QTR       QTR       QTR      QTR
                                               ---       ---       ---      ---
1995
 Sales...................................  $ 14,530  $ 14,147  $ 13,571 $ 13,549
 Cost of sales...........................     7,686     7,540     7,554    7,382
 Income Before Income Tax................     3,365     3,619     1,999    2,275
 Net Income..............................     2,079     2,241     1,287    1,379
 Net Income Per Share....................      0.19      0.20      0.12     0.13


     In the fourth quarter of fiscal 1996, the Company recorded an adjustment to increase the gain on sale of product line (originally recorded in the first quarter) by $939,000.

                         REPORT OF INDEPENDENT AUDITORS



To the Stockholders and Board of Directors
BioWhittaker, Inc.

We have audited the accompanying consolidated balance sheets of BioWhittaker, Inc., as of October 31, 1996 and 1995, and the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended October 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility to the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BioWhittaker, Inc. at October 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                ERNST & YOUNG LLP





Baltimore, Maryland
December 6, 1996

Item 9.    CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                    PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information called for by Item 10 is incorporated by reference to the information under the caption "Election of Directors" in the Proxy Statement.

     The information called for by Item 10 with respect to executive officers of the Registrant appears as Item 4A in Part I of this Report.

Item 11.   EXECUTIVE COMPENSATION.

     The information called for by Item 11 is incorporated by reference to the information under the caption "Executive Compensation and Other Information" in the Proxy Statement.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information called for by Item 12 is incorporated by reference to the information under the captions "Equity Securities and Certain Holders Thereof" and "Election of Directors" in the Proxy Statement.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information called for by Item 13 is incorporated by reference to the information under the captions "Election of Directors", "Other Relationships" and "Relationship between the Company and the Boehringer Ingelheim Group" in the Proxy Statement.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

          The following documents are filed as part of this report:
                                                                         Page
                                                                       Reference
                                                                       ---------
               Form 10-K
(a-1) Financial Statements:
      Consolidated Statements of Income for the three years ended
        October 31,1996................................................     15
      Consolidated Balance Sheets as of October 31, 1996 and 1995......     16
      Consolidated Statements of Stockholders' Equity for the three
        years ended October 31, 1996...................................     17
      Consolidated Statements of  Cash  Flows for the three years ended
        October 31, 1996...............................................     18
      Notes to Consolidated Financial Statements.......................     19
        Report of Independent Auditors.................................     29
(a-2) Financial Statement Schedules:
        Schedule II-Valuation and Qualifying Accounts..................     F-1

           All supplemental schedules other than as set forth above are omitted as inapplicable or because the required information is included in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.

(a-3) Exhibits:*

     3.1 Certificate of Incorporation of the Registrant. (Exhibit 3.1 to Form 10 General Form for Registration of Securities (the "Form 10") as originally filed with the Securities and Exchange Commission on September 25, 1991.)

     3.2  Bylaws of the Registrant. (Exhibit 3.2 to the Form 10).

     4.1 Form of Certificate of Designation relating to the Registrant's Series A Participating Cumulative Preferred Stock. (Exhibit 4.1 to the Form 10).

     4.2 Form of Stockholder Protection Rights Agreement between the Registrant and Bank of Boston, as Rights Agent. (Exhibit 4.2 to Annual Report on Form 10-K for the fiscal year ended October 31, 199 5 (the "1995 Form 10-K").

  **10.1 BioWhittaker, Inc. 1991 Long-Term Stock Incentive Plan (attached as Annex I to the Form 10).

  **10.2 Form of Employment Agreement between the Registrant and Joseph F. Alibrandi (not renewed for periods after December 31, 1996; (Exhibit
          10.2 to the Form 10)).

    10.3 Stock Purchase Agreement between the Registrant and Anasco GmbH (Exhibit 10.3 to the Form 10).

    10.4 Form of Joint Venture and Partnership Agreement between Boehringer Ingelheim Bioproducts, Inc. and BioWhittaker International, Inc. (Exhibit 10.4 to the Form 10).

    10.4a Amendment  dated  October  29,  1992 to the Form of Joint  Venture and
          Partnership Agreement between Boehringer Ingelheim Bioproducts, Inc. and BioWhittaker International, Inc. (Exhibit 10.4a to Annual Report on Form 10-K for the Fiscal Year Ended October 31, 1992 (the "1992 Form 10- K")).

    10.5 Form of Technology License Agreement between the Registrant and BioWhittaker International, Inc. (Exhibit 10.5 to the Form 10).

     10.7 Loan Agreement dated October 13, 1994 by and between the Registrant and NationsBank of North Carolina. (Exhibit 10.7 to the Annual Report on Form 10-K for the fiscal year ended October 31, 1994 (the "1994 Form 10-K")).

     10.8 Distribution Agreement between Whittaker Corporation and Registrant (Exhibit 2.1 to the Form 10).

     10.9 Tax Agreement between Whittaker Corporation and Registrant Exhibit 2.2 to the Form 10).

  **10.13 BioWhittaker, Inc. 1994 Stock Option Plan for Non-Employee Directors
          (Exhibit A to BioWhittaker, Inc.'s 1994 Proxy Statement).

    10.14 Stock Purchase Agreement between BioWhittaker Inc., and Boehringer Ingelheim International, GmbH, dated April 30, 1995 (Exhibit 10.14 to Form 8-K, dated April 30, 1995).

    10.15 Asset Purchase Agreement between BioWhittaker, Inc. and Carter-Wallace Inc. dated December 18, 1995 (Exhibit 10.15 to Form 8-K, dated December 18, 1995).

    10.16 Agreement and Plan of Merger dated as of December 20, 1995, by and among Clonetics Corporation, BioWhittaker, Inc., and Peter Maniatis a representative for the Company's Stockholders and Option Holders. (Exhibit 10.16 to the 1995 Form 10-K).

  **10.17 BioWhittaker, Inc. Supplemental Executive Retirement Plan.

    10.18 Distributor Agreement between the Registrant and Boehringer Ingelheim BioProducts Partnership.

     11.  Statement Re: Calculation of Net Income Per Share.

     22.  List of Subsidiaries (Exhibit 22 to the Form 10).

     24.  Consent of Independent Auditors.

     27.  Financial Data Schedule.

     28.1 Stockholder Agreement among the stockholder signatory thereto, Anasco, and the Registrant (Exhibit 28.1 to the Form 10).

          *Exhibits followed by a parenthetical reference are incorporated by reference to the document described therein. Upon written request to the Secretary of the Registrant, a copy of any exhibit referred to above will be furnished without charge. **Management contract or compensatory plan required to be filed pursuant to Item 14(c) of this Report.

(b) Reports on Form 8-K:

          During the quarter ended October 31, 1996, the Registrant did not file any reports on Form 8-K.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            BIOWHITTAKER, INC.



                                            By:  /S/ PHILIP L. ROHRER, JR.
                                                ----------------------------
                              Philip L. Rohrer, Jr.
                                 Vice President

                                            Date:    January 24, 1997
                                                 ---------------------


       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.


  Signature                                 Title                    Date
  ---------                                 -----                    ----


  /S/  NOEL L. BUTERBAUGH       Director, President and Chief   January 24, 1997
---------------------------     Executive Officer
    (Noel L. Buterbaugh)        (Principal Executive Officer)


 /S/   JOSEPH F. ALIBRANDI      Director                        January 24, 1997
----------------------------
    (Joseph F. Alibrandi)


/S/    RUDIGER ERCKEL           Director                        January 24, 1997
----------------------------
      (Rudiger Erckel)


/S/    JOHN L. SEVER            Director                        January 24, 1997
----------------------------
      (John L. Sever)


/S/    STANLEY M. LEMON         Director                        January 24, 1997
----------------------------
    (Stanley M. Lemon)


/S/    THOMAS R. WINKLER        Director                        January 24, 1997
-----------------------------
      (Thomas R. Winkler)


/S/    PHILIP L. ROHRER, JR.    Vice President and              January 24, 1997
-----------------------------   Chief Financial Officer
      (Philip L. Rohrer, Jr.)   (Principal Accounting Officer)

                               BIOWHITTAKER, INC.

                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

                             (Dollars in thousands)



                                   Balance   Charged to                  Balance
                                  Beginning  Costs and   Other     Deduc  End of
                                  of Period  Expenses  Additions  -tions  Period
                                  ---------  --------  ---------  ------  ------
Allowance for Doubtful Accounts:
Year Ended October 31, 1996......  $ 129      $  1     $ 14(2)   $ 79(1)   $  65
Year Ended October 31, 1995......    104        73        --       48(1)     129
Year Ended October 31, 1994......     59        60        --       15(1)     104

----------
(1) Uncollectible accounts written off, net of recoveries
(2) Reserve acquired from Clonetics Corporation

                                                                 Exhibit 11


                               BIOWHITTAKER, INC.

                       CALCULATION OF NET INCOME PER SHARE

                  (Dollars in thousands, except per share data)


                               For the Years Ended
                                                        -------------------
                                                             October 31,
                                                             -----------
                                                      1996      1995       1994
                                                      ----      ----       ----
Earnings:

Net income.....................................      $  833   $ 6,986    $ 3,534
                                                     =======  ========   =======

Average Common and Common Equivalent
     Shares (in 000):

 Weighted average number of common shares
     outstanding.................................    10,759    10,704     10,581

 Dilutive effect of options and warrants:

    Stock options included under treasury stock
     method......................................       114       212        355
    Proportional interest rights of Anasco GmbH..        22        55        106
                                                    --------  --------   -------
Total............................................    10,895    10,971     11,042
                                                    ========  ========   =======
Net Income Per Share.............................   $  0.08   $  0.64    $  0.32
                                                    ========  ========   =======



Note: Net income per share determined on a fully diluted basis is not materially different from primary net income per share shown above.

                                                                 Exhibit 24


               Consent of Ernst & Young LLP, Independent Auditors


     We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-44426) pertaining to the BioWhittaker, Inc. Saving and Stock Investment Plan, in the Registration Statement (Form S-8 No. 33-46139) pertaining to the BioWhittaker, Inc. 1991 Long-Term Stock Incentive Plan, and in the Registration Statement (Form S-8 No. 33-83128) pertaining to the BioWhittaker, Inc. 1994 Stock Option Plan for Non-Employee Directors of our report dated December 6, 1996, with respect to the consolidated financial statements and schedule of BioWhittaker, Inc. included in the Annual Report (Form 10-K) for the year ended October 31, 1996.



Baltimore, Maryland
January 21, 1997

                                                            Exhibit 10.17


                               BIOWHITTAKER, INC.

                     SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN







                            Effective August 18, 1995

                               BIOWHITTAKER, INC.
                     SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

Table of Contents


Preamble   ii

ARTICLE I                 -    General

ARTICLE II                -    Definitions and Usage

ARTICLE III               -    Eligibility and Participation

ARTICLE IV                -    Retirement Benefit

ARTICLE V                 -    Benefit Account

ARTICLE VI                -    Payment of Benefits

ARTICLE VII               -    Payment of Benefits on or after Death

ARTICLE VIII              -    Administration

ARTICLE IX                -    Claims Procedure

ARTICLE X                 -    Miscellaneous Provisions

                               BIOWHITTAKER, INC.

                     SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

                                    PREAMBLE

WHEREAS, BioWhittaker, Inc. (the "Company") has established (or may establish in the future) one or more qualified retirement plans that place limitations on the compensation used for purposes of determining the amount of retirement benefits available to certain key management or highly compensated employees; and

WHEREAS, the Company recognizes the unique qualifications of such employees and the valuable services they provide and desires to establish an unfunded plan to provide retirement benefits to eligible key employees in excess of what is available under such qualified plans; and

WHEREAS, the Company has determined that the implementation of an unfunded supplemental executive retirement plan will best serve its interest in retaining key employees.

NOW,   THEREFORE,   the  Company  hereby  establishes  the  BioWhittaker,   Inc.
Supplemental Executive Retirement Plan ("the Plan") as hereinafter provided:

                                    ARTICLE I
                                     GENERAL

Section 1.1 Effective Date. This Plan shall be effective as of August 18, 1995. The rights, if any, of any person whose status as an employee of the Employer has terminated shall be determined pursuant to the Plan as in effect on the date such employee terminated, unless a subsequently adopted provision of the Plan is made specifically applicable to such person.

Section 1.2 Intent. The Plan is intended to be an unfunded plan primarily for the purpose of providing deferred compensation to a select group of management or highly compensated employees, as such group is described under Sections 201(2), 301(a)(3), and 401(a)(1) of ERISA. The Plan is not intended to be (i) subject to Parts 2, 3, or 4 of Title I, Subtitle B of ERISA, or (ii) qualified under Section 401(a) of the Code.

                                   ARTICLE II
                              DEFINITIONS AND USAGE

Section 2.1 Definitions. Wherever used in the Plan, the following words and phrases shall have the meaning set forth below unless the context plainly requires a different meaning:

                  "Account" means the bookkeeping reserve account established on behalf of a Participant as described in Section 5.l.

                  "Account Benefit" means the benefit payable under this Plan attributable to the balance of the Participant's vested Account.

                  "Actuarial Equivalent", for purposes of calculating a Participant's Retirement Benefit pursuant to Article IV and for purposes of calculating the actuarial equivalent of such Retirement Benefit pursuant to Section 6.2, means a benefit of equivalent dollar value on a specified date, computed using the 1983 Group Annuity Mortality table (male and female) at 8% interest. "Actuarial Equivalent", for purposes of calculating the actuarial equivalent of a Participant's Account Benefit pursuant to Section 6.2, means a benefit of equivalent dollar value on a specified date, computed based on the amount of benefit that the Company could secure through reasonable efforts by applying an amount equal to the vested balance of the Participant's Account toward the purchase of an annuity contract issued by a licensed insurance company with claims-paying ratings of at least AA by Standard & Poor's Corp. and at least AA2 by Moody's Investor Service.

                  "Administrator" means  the person or persons described in
                  Article VIII.

                  "Average Annual Compensation" means the average (on an annual basis) of a Participant's aggregate annual Compensation for the five (5) complete calendar years of full-time employment with the Employer out of the most recent seven (7) complete calendar years of full-time employment with the Employer which produce the highest average. If the Participant has been employed by the Employer for fewer than five (5) complete calendar years, his Average Annual Compensation shall be determined by averaging (on an annual basis) the Compensation received by the Participant during the entire period of full-time employment with the Employer.

                  "Beneficiary" means the person(s) or entity(ies) that the Participant, in his/her most recent written designation filed with the Administrator before his/her death, shall have designated; provided, however, that if the Participant fails to make a designation or if no person so designated is alive, and no successor Beneficiary who has been designated is alive, the term "Beneficiary" shall mean in order of priority (a) the surviving spouse of the deceased Participant, or (b) if no spouse is alive, the surviving children of the deceased Participant, or (c) if no children are alive, the surviving parent or parents of the deceased Participant, or (d) if no parent is alive, the deceased Participant's estate.

                  "Board" means the Board of Directors of the Company.

                  "Bonus Deferrals" means part or all of the Participant's annual bonus, the receipt of which is deferred by the Participant pursuant to Section 5.2(b).

                  "Code" means the Internal Revenue Code of 1986, as amended from time to time. Any reference to a particular Code section shall include any provision which modifies, replaces, or supersedes it.

                  "Committee" means the Compensation Committee of the Board.

                  "Company" means BioWhittaker, Inc., a corporation organized under the laws of the state of Delaware, and any successor thereto.

                  "Compensation" means the base salary and bonuses paid to a Participant by the Employer for the period in question, but excluding other occasional non-salary payments, reimbursements or other expense allowances, fringe benefits (cash and noncash), moving expenses, deferred compensation and welfare benefits, but including Employee Deferral Contributions as defined in Section 2.1 under this Plan and elective contributions made by the Employer on behalf of the Participant with respect to such period and which are not includable in the Participant's income under Section 125,
                  Section 401(k), Section 402(h) or Section 403(b) of the Code.

                  "Deferral Agreement" means the written agreement entered into between the Employer and the Participant, on which the Participant specifies from time to time his desires regarding, among other things, Employee Deferral Contributions, manner and timing of Retirement Benefit and Account Benefit distributions, investment allocation elections, and Beneficiary designations.

                  "Disability"   means  the  termination  of  the  Participant's
                  employment with the Employer due to the Participant being disabled, as a result of sickness or injury, to the extent that he is prevented from engaging in any substantial gainful activity, and is eligible for and receives a disability benefit under Title II of the Federal Social Security Act.

                  "Early Retirement Date" means the date the Participant has both terminated full-time employment with all Employers without Termination for Cause and completed at least five (5) Years of Service.

                  "Employee" means any common law employee of the Employer.

                  "Employee Deferral Contribution" means the amount of Bonus Deferrals and Salary Deferrals that a Participant elects to contribute to the Plan from his Compensation on a pre-tax basis pursuant to his Deferral Agreement. These amounts, including any Value Adjustments credited or debited pursuant to Section 5.6 with respect to these amounts, shall always be one hundred percent (100%) fully vested under this Plan.

                  "Employer" means the Company and any of its wholly owned subsidiaries that adopt the Plan with the Company's consent and any successor through merger, consolidation or purchase of substantially all of the Employer's assets or business, which within ninety (90) days after such succession, agrees to continue this Plan.

                  "Employer Discretionary Contribution" means the amount of Employer matching contributions credited to a Participant's Account pursuant to the provisions of Section 5.3.

                  "Employer Pension Plan" means the BioWhittaker, Inc. Employees Pension Plan, as amended from time to time.

                  "ERISA" means the Employee Retirement Income Security Act of 1974, as amended from time to time. Any reference to a particular ERISA section shall include any provision which modifies, replaces, or supersedes it.

                  "Normal Retirement Date" means the first day of the month coincident with or next following the Participant's attainment of Normal Retirement Age. Normal Retirement Age shall mean the later of the Participant's sixty-fifth (65th) birthday or termination of the Participant's full-time employment with all Employers.

                  "Participant" means an eligible Employee of an Employer who is participating in the Plan in accordance with Section 3.2.

                  "Plan" means the BioWhittaker, Inc. Supplemental Executive Retirement Plan, as it may be amended from time to time.

                  "Plan Year" means the Plan's accounting year of twelve (12) months commencing January 1st of each calendar year and ending the following December 31st, except that the first Plan Year shall be a short Plan Year that commences August 18, 1995 and ends December 31, 1995.

                  "Retirement   Benefit"  means  the  benefit  determined  under
                  Article IV of this Plan.

                  "Salary Deferrals" means part or all of a Participant's base salary, the receipt of which is deferred by the Participant pursuant to Section 5.2(a).

                  "Social Security Benefit" means the maximum annual benefit payable under the Social Security Act, relating to Old-Age and Disability benefits, as of the Participant's Normal Retirement Date. In the event the Participant retires prior to the Normal Retirement Date, the Primary Insurance Amount (PIA) will be projected to the Normal Retirement Date.

                  "Termination for Cause" means the termination of a Partici-Pant's employment as a result of any of the following events:

                  (i) serious, willful misconduct in respect of his duties for the Employer,

                  (ii) conviction of a felony or perpetration of a common law fraud,

                  (iii) willful failure to comply with applicable laws with respect to the execution of the Employer's business operations,

                  (iv) theft, fraud, embezzlement, dishonesty or other conduct which has resulted or is likely to result in material economic damage to the Company, any Employer, or any of their affiliates or subsidiaries, or

                  (v) failure to comply with requirements of the Employer's drug and alcohol abuse policies, if any.

                  "Trustee" means such independent third party as the Employer shall select pursuant to the "Trust Agreement." The Trust Agreement refers to a rabbi trust established by and between the Company and the Trustee, as amended from time to time.

                  "Value Adjustments" means amounts credited or debited to the Participant's Account pursuant to Section 5.6.

                  "Year of Service" means the full and partial years (in increments of one-twelfth (1/12th) years) of active full-time employment with the Employer during which substantial services were rendered as an employee, commencing on the date the Participant was first employed full-time by the Employer and ending on the date he ceases to perform full-time services for the Employer. At the discretion of the Committee, Participants may be granted additional Years of Service for purposes of determining benefits under this Plan. A Year of Service shall also include any and all past service rendered as an employee with the Whittaker Corporation and its subsidiaries. Notwithstanding anything herein to the contrary, in no event shall a Participant accrue more than twenty (20) Years of Service under this Plan.

Section 2.2 Usage. Except where otherwise indicated by the context, any masculine terminology used herein shall also include the feminine and vice versa, and the definition of any term herein in the singular shall also include the plural and vice versa.

                                   ARTICLE III
                          ELIGIBILITY AND PARTICIPATION

Section 3.1 Eligibility. An Employee of an Employer shall be eligible to participate in the Plan only to the extent, and for the period, that he is a member of a select group of management or highly compensated employees as such group is described under Sections 201(2), 301(a)(3), and 401(a)(1) of ERISA.

Section 3.2 Participation. An Employee who is eligible to participate in the Plan pursuant to Section 3.1 shall commence participation at such time as designated by the Committee and, subject to the terms of this Plan, including without limitation Section 10.1, shall remain a Participant so long as he is eligible to be a Participant under Section 3.1.

                                   ARTICLE IV
                               RETIREMENT BENEFIT

Section 4.1 Retirement Benefit. The provisions of Article IV herein shall relate to the defined benefit portion of this Plan as defined in this Section 4.1. The Retirement Benefit for a Participant who retires on or after his Normal
Retirement Date shall be an annual benefit payable for the life of the Participant equal to the following: fifty-five percent (55%) of his Average Annual Compensation reduced by (i) two and three-fourths percent (2 3/4%) of his

Average Annual Compensation for each Year of Service less than twenty (20) that a Participant has earned up to his Normal Retirement Date and further reduced on a dollar-for-dollar basis by (ii) his Social Security Benefit and his benefits earned under the Employer Pension Plan.

For purposes of calculating the offset provided in this Section 4.1, the Participant's accrued benefit under the Employer Pension Plan will be converted to its Actuarial Equivalent based on the same form and commencement date as the Retirement Benefit. The Employer shall make an irrevocable contribution to the Trust each Plan Year of cash, stock, or other property, equal in value to the value of the Retirement Benefit accrued on an actuarial basis for such Plan Year.

Section 4.2 Early Retirement Benefit. The Retirement Benefit for a Participant who retires on or after his Early Retirement Date but prior to his Normal Retirement Date shall be the Actuarial Equivalent of the annual benefit computed under Section 4.1, reflecting Years of Service and Average Annual Compensation as of the Participant's Early Retirement Date.

Section 4.3  Vesting.

           (a) Except as provided in Section 4.3(b) below, a Participant shall become fully vested in his Retirement Benefit upon the earliest to occur of the following events, provided that the Participant is in the active employ of an Employer at the time of the occurrence of such event:

                 (i)   death,
                 (ii)  termination  of  employment  due  to  Disability,   (iii)
                 attainment of age 65, or (iv) attainment of the Participant's Early Retirement Date.

           (b) Notwithstanding the provisions of Section 4.3(a) above, and except as provided in Article VII, a Participant's benefits hereunder shall be forfeited, and no benefits shall be payable hereunder with respect to him or his Beneficiaries, in the event of:

                  (i) the Participant's Termination for Cause prior to receiving all or a portion of his benefits hereunder; or

                  (ii) the  Participant's  termination  of  employment  with all
                       Employers  prior  to  satisfying  the   requirements  for
                       vesting set forth in Section 4.3(a) above.

Section  4.4 Change of  Control.  Upon a Change of Control as defined in Section
8.3 of the Trust Agreement, the Employer shall, as soon as possible, but in no event longer than thirty (30) days following the Change of Control, make an irrevocable contribution to the Trust in an amount that makes the assets of the Trust sufficient to enable payment of the benefits to each Plan Participant or Beneficiary that Plan Participants have accrued pursuant to the terms of the Plan as of the date on which the Change of Control occurred, including that year's annual actuarial contribution based on Compensation earned to date for that Plan Year.

                                    ARTICLE V
                                 BENEFIT ACCOUNT

Section 5.1 Establishment of Participant Account. The provisions of Article V herein shall refer to the defined contribution (the Employee Deferral Contributions and the Employer Discretionary Contributions as defined in Section 2.1) portion of the Plan contained herein. The Administrator shall establish and maintain an Account as a bookkeeping entry in the name of each Participant to which the Administrator shall credit all amounts allocated to each such Participant as set forth herein. Each such Account shall consist of such subaccounts as are necessary or desirable to the Administrator for the convenient administration of the Plan.

Section 5.2 Employee Deferral Contributions. Each Plan Year, each Participant may authorize the Employer to reduce his Compensation by any specific amount or percentage as specified in the Deferral Agreement in effect for that year (in lieu of receiving cash compensation), and to have such amount credited to the Participant's Account as an Employee Deferral Contribution, in accordance with the procedures set forth below. A Participant shall at all times be one hundred percent (100%) fully vested in all Employee Deferral Contributions credited to his Account, including any Value Adjustments credited or debited pursuant to
Section 5.6 with respect to the Employee Deferral Contributions portion of his Account. The Employer shall make an irrevocable contribution of cash to the Trust in an amount equal to the Employee Deferral Contributions as soon as practicable after each such Employee Deferral Contribution is credited to the Participant's Account, but in no event later than the earlier of (i) thirty (30) days following the close of the Plan Year during which such amount was credited to the Participant's Account, or (ii) thirty (30) days following the occurrence of a Change of Control as defined in Section 8.3 of the Trust Agreement.


         (a)      Salary Deferrals.

                  (i) On and after February 17, 1996, in order to become a Participant in the Plan for purposes of having Salary Deferrals credited to such Participant's Account, each individual who is eligible pursuant to Section 3.2 must deliver an executed Deferral Agreement to the Administrator prior to the first day of the calendar year to which such deferral election is to apply, or, in the case of Salary Deferrals to commence with the payroll period commencing February 17, 1996, on or before February 16, 1996. Any such Salary Deferrals election shall be effective prospectively as of the first day of the first payroll period of the calendar year commencing after the delivery of the executed Deferral Agreement to the Administrator (or as of such later payroll period as may be specified in the Deferral Agreement), and shall remain effective until revoked or modified in writing by the Participant. Notwithstanding the immediately preceding sentence, any Deferral Agreement received by the Administrator on or before February 16, 1996, shall be effective as of the payroll period commencing February 17, 1996 (or as of such later payroll period as may be specified in the Deferral Agreement). Any such Salary Deferral election shall apply to any and all increases and reductions in base salary that the Participant may receive while the Deferral Agreement on which such Salary Deferral election is specified is in effect.

                  (ii) Any Employee who first becomes eligible to participate in this Plan after February 17, 1996, must deliver an executed Deferral Agreement to the Administrator within thirty (30) days of first becoming eligible in order to have Salary Deferrals credited to his Account with respect to base salary earned during the first calendar year that such Employee is eligible. Any such Deferral Agreement shall be effective prospectively as of the first day of the first payroll period commencing after the delivery of the executed Deferral Agreement to the Administrator (or as of such later payroll period as may be specified in the Deferral Agreement) and shall remain effective until revoked or modified in writing by the Participant. In the event that such a newly eligible Employee does not deliver an executed Deferral Agreement to the Administrator within such thirty (30) -day period, the provisions of Section 5.2(a)(i) shall apply as to when the Employee may commence Salary Deferrals under the Plan.

                  (iii) Except as otherwise provided by the Administrator, the amount of Salary Deferrals elected on a Deferral Agreement with respect to a calendar year may not be changed during such calendar year. Notwithstanding the foregoing, Salary Deferrals may be terminated at any time during the calendar year by delivering an executed Deferral Agreement to the Administrator on which the Participant specifies his or her election to have Salary Deferrals cease. The Administrator shall cease crediting Salary Deferrals to the Participant's Account as soon as practicable after receiving the executed Deferral Agreement. Except as otherwise provided by the Administrator, in the event that Salary Deferrals are terminated during a calendar year, Salary Deferrals may not be recommenced with respect to such Participant until the first day of the first payroll period commencing in the following calendar year. A Participant may modify the amount of Salary Deferrals or recommence Salary Deferrals by delivering an executed Deferral Agreement to the Administrator prior to the first day of the calendar year for which such Deferral Agreement is to be effective. The Administrator may modify these deferral election procedures from time to time, in its sole discretion, without requiring an amendment to the Plan to effectuate such modifications.

                  (iv) Salary Deferrals pursuant to this Section 5.2 with respect to a calendar year shall reduce the Participant's regular salary payments on a ratable basis over such calendar year (or on such other basis as may be specified in the Participant's Deferral Agreement) and shall be credited to the Participant's Account as of the dates of such reductions.

         (b)      Bonus Deferrals.

                  (i) In order to become a Participant in the Plan for purposes of having Bonus Deferrals credited to such Participant's Account, each Employee who is eligible pursuant to Section 3.2 must deliver an executed Deferral Agreement to the Administrator prior to the first day of the fiscal year during which the services to which the bonus is attributable will be performed. The first Bonus Deferrals that may be made pursuant to this Plan shall be with respect to bonuses that are attributable to the services to be performed for the Employer's fiscal year commencing October 28, 1996. Bonus Deferral elections made with respect to bonuses payable for services to be performed during a fiscal year shall be irrevocable once such fiscal year commences. A Participant may modify his Bonus Deferral election for subsequent fiscal years by delivering a modified Deferral Agreement to the Administrator prior to the first day of the fiscal year during which the services to which the bonus is attributable will be performed. The Administrator may modify these deferral election procedures from time to time, in its sole discretion, without requiring an amendment to the Plan to effectuate such modifications.

                  (ii) The amount of any annual bonus deferred shall reduce the amount of such bonus otherwise payable to the Participant as of the date such payment otherwise would have been made, and the amount of such reduction shall be credited to the Participant's Account as of such date.

Section 5.3 Employer Discretionary Contributions. Each Plan Year, the Employer shall credit to the Account of all Participants an amount, on a dollar-for-dollar matching basis, based upon the amount of the Employee Deferral Contributions credited to each Participant's Account for such Plan Year as a percentage of Compensation, provided that the matching amount does not exceed fifteen (15%) percent of such Participant's Compensation for such Plan Year. The Employer Discretionary Contribution shall be credited to the Participant's Account at the same time that the related Salary Deferral or Bonus Deferral would have been paid to the Participant if not deferred pursuant to this Plan. The Employer shall make an irrevocable contribution of cash to the Trust in an amount equal to the Employer Discretionary Contribution as soon as practicable after the related Employer Discretionary Contribution is credited to the Participant's Account, but in no event later than the earlier of (i) thirty (30) days following the close of the Plan Year during which such amount was credited to the Participant's Account, or (ii) thirty (30) days following the occurrence of a Change of Control as defined in Section 8.3 of the Trust Agreement.

Section 5.4 Vesting of Employer Match. A Participant shall be one hundred percent (100%) fully vested in the Employer Discretionary Contributions credited to his Account, including any Value Adjustments credited or debited pursuant to
Section 5.6 with respect to the Employer Discretionary Contributions portion of his Account, after the Participant has completed five (5) Years of Service or, if earlier, upon the occurrence of any of the events specified in Section 4.3(a) while the Participant is in the active employ of an Employer. Unless vesting occurs as a result of the occurrence of any of the events specified in Section 4.3(a) while the Participant is in the active employ of an Employer, the Participant shall forfeit the Employer Discretionary Contributions credited to his Account, including any Value Adjustments credited or debited pursuant to
Section 5.6 with respect to the Employer Discretionary Contributions portion of his Account, in the event that the Participant terminates employment with all Employers prior to being fully vested in such portion of his Account.

Section 5.5 Distributions in the Case of Unforeseeable Emergency. A distribution may be made to a Participant in the event of an unforeseeable emergency. The Participant's Account shall be debited to reflect any such distribution made. An unforeseeable emergency is defined as a severe financial hardship to the Participant resulting from (i) a sudden and unexpected illness or accident of the Participant or of a dependent, (ii) loss of the Participant's property due to casualty, or (iii) other similar extraordinary and unforeseeable circumstances arising as a result of events beyond the control of the Participant. This determination shall be made by the Administrator. Distributions shall be limited to the amount necessary to satisfy the emergency and shall be further limited to the aggregate Employee Deferral Contributions credited to the Participant's Account, including any Value Adjustments credited or debited pursuant to Section 5.6 with respect to the Employee Deferral Contributions portion of his Account. The circumstances that will constitute an unforeseeable emergency will depend upon the facts of each case, but, in any case, payment may not be made to the extent that such hardship is or may be relieved:

       (i)   Through reimbursement or compensation by insurance or otherwise; or

       (ii) By liquidation of the Participant's assets, other than hardship withdrawals in the Company's Savings and Stock Investment Plan, to the extent the liquidation of such assets would not itself cause severe financial hardship; or

       (iii) By cessation of deferrals under the Plan.

Section 5.6  Value Adjustments to Account.

                  (a) As of the last business day of each calendar month (and such other dates as the Administrator, in its sole and absolute discretion, may determine), the Account of each Participant shall be credited or debited with Value Adjustments to reflect the net amount of realized and unrealized appreciation and depreciation (on a fair market value basis), income and losses that would have been experienced or recognized since the last business day of the immediately preceding calendar month if an amount equal to the balance of the Participant's Account had been invested in certain investment funds, designated by the Administrator from time to time, in the manner elected by the Participant in writing to the Administrator. The amount of Value Adjustments to be so credited or debited with respect to the last business day of a calendar month shall be determined based upon the balance of the Participant's Account as of the last business day of the immediately preceding calendar month, with appropriate adjustments for credits of Salary Deferrals, Bonus Deferrals, and Employer Discretionary Contributions, distributions of Retirement Benefits and Account Benefits, and distributions on account of an unforeseeable emergency, since the last business day of the immediately preceding calendar month.

                  (b) A Participant may change the Participant's investment allocation twice per Plan Year (or more frequently as so permitted by the Administrator in its sole discretion), among the investment funds designated by the Administrator, by submitting an investment allocation election in writing to the Administrator. An investment allocation election shall become effective on the next following January 1 or July 1 or, in the event that such date is not a business day, on the first business day thereafter (or on such other date as the Administrator, in its sole discretion, may provide) after such investment allocation election is received in writing by the Administrator, or as of February 17, 1996, with respect to any investment allocation election submitted on or before February 16, 1996. With respect to any Participant who first becomes eligible to participate in the Plan after February 17, 1996, his initial investment allocation election shall become effective as of the first business day after such election is submitted in writing to the Administrator, or as soon as practicable thereafter. A Participant's investment allocation election shall remain in effect until subsequently modified by the delivery of a new investment allocation election in writing to the Administrator. In the event that a Participant fails to provide the Administrator with a written investment allocation election, Value Adjustments shall be credited or debited to such Participant's Account, in accordance with Section 5.6(a), to reflect the net amount of realized and unrealized appreciation and depreciation (on a fair market value basis), income and losses that would have been realized if an amount equal to the balance of the Participant's Account, as adjusted pursuant to Section 5.6(a), had been invested in such investment fund or funds as the Administrator may determine in its sole and absolute discretion.

                  (c) Anything in this Plan to the contrary notwithstanding, the Administrator may, but is not required to, implement investment allocation elections submitted by the Participants. Anything in this Plan to the contrary notwithstanding, the Administrator, in its sole and absolute discretion, may determine at any time to modify the rules and procedures set forth in this Section 5.6, without requiring an amendment to the Plan to effectuate such modifications.

                                   ARTICLE VI
                               PAYMENT OF BENEFITS

Section 6.1  Payment of Benefits.

                  (a) A Participant who retires under this Plan on or after his Normal Retirement Date or Early Retirement Date shall be entitled to, and shall receive: (i) a Retirement Benefit payable at such time and in such form as is specified in his Deferral Agreement, determined in accordance with Section 4.1 or 4.2, as applicable, and (ii) an Account Benefit, based upon the amount of his vested Account pursuant to
         Section 5.1, payable at such time and in such form as is specified in his Deferral Agreement. The time of benefit commencement and the form of benefit elected by a Participant in his Deferral Agreement need not be the same for his Retirement Benefit and his Account Benefit. Unless the Participant has specified in his Deferral Agreement that distribution of his Retirement Benefit and/or Account Benefit is to commence prior to his Normal Retirement Date, then, subject to the Administrator's discretion to delay distribution pursuant to Section 6.3, distribution of the Participant's Retirement Benefit and/or Account Benefit, as applicable, shall commence on the first day of the first month immediately following the Participant's Normal Retirement Date or as soon thereafter as practicable.

                  (b) Notwithstanding anything herein to the contrary or any election to the contrary specified in the Participant's Deferral Agreement, a Participant who terminates employment prior to his Early Retirement Date shall be entitled to receive only an amount equal to his vested Account and vested Retirement Benefit, if any. Such amount shall be payable in a single lump sum within ninety (90) days following the Participant's termination of employment.

Section 6.2 Form of Benefit. To the extent a Retirement Benefit and/or Account Benefit is payable to a Participant pursuant to Section 6.1(a), such Retirement Benefit and/or Account Benefit shall be paid in the normal form of a single life annuity. Notwithstanding the immediately preceding sentence, at the discretion of the Participant as designated at the commencement of his participation in the Plan, and in accordance with such written procedures as may be adopted by the Administrator, such Retirement Benefit and/or Account Benefit may be paid in the form of: (a) a single lump sum, (b) annual installments over a period not to exceed ten (10) years, (c) a joint and fifty percent (50%) survivor annuity, (d) a different form of joint and survivor annuity as provided in the Employer Pension Plan, or (e) any other form of benefit that the Administrator, in its sole discretion, may make available to Participants; provided that each such alternative form of benefit is the Actuarial Equivalent of the normal form of benefit. In the event that a Participant elects that his Account Benefit be paid in a form other than an annuity, the Participant's Account shall be credited or debited with Value Adjustments in accordance with Section 5.6 until the Account has been distributed in full. In the event that in the future the IRS ruling position is modified to permit Participants to make benefit form elections or benefit commencement timing elections in closer proximity to retirement, the Administrator, in its sole discretion, may permit such later elections in accordance with such position.

Section 6.3 Payment Procedure. The Employer shall direct the Trustee to distribute, in cash, from the Trust to the Participant (or Beneficiary, as applicable) an amount equal to the Retirement Benefit and Account Benefit due to or on behalf of the Participant in accordance with the provisions of Sections
6.1 and 6.2, or as otherwise provided in Article VII. The Company shall have the sole and absolute discretion to delay the commencement of distribution of the Retirement Benefit and/or Account Benefit from the Trust for a period of up to ninety (90) days following the time that the Retirement Benefit and/or Account Benefit is otherwise scheduled to commence. Except as otherwise provided in the Trust Agreement, neither the Participant, his Beneficiary, nor any person other than the Company shall have any interest or right in any assets of the Trust as a result of having a right to receive a Retirement Benefit and/or Account Benefit or otherwise.

                                   ARTICLE VII
                      PAYMENT OF BENEFITS ON OR AFTER DEATH


Section 7.1 Death After Commencement of Benefit Payments. In the event of a Participant's death after the commencement of payment of the Participant's Retirement Benefit and/or Account Benefit hereunder in accordance with a form of benefit described in Section 6.2, the death benefit, if any, payable to his Beneficiary with respect to such Retirement Benefit or Account Benefit, as applicable, that had commenced being paid shall be distributed in accordance with the form of benefit already in effect. In the event that at the time of a Participant's death either the Participant's Retirement Benefit or Account Benefit had not commenced being paid, such Retirement Benefit or Account Benefit, as applicable, that had not commenced being paid shall be paid in accordance with the provisions of Section 7.2.

Section 7.2 Death Prior to Commencement of Benefit Payments. If a Participant dies while actively employed or while otherwise vested in his Retirement Benefit pursuant to Section 4.3 or in his Account pursuant to Sections 5.2 and 5.4, but prior to the commencement of payment of such Retirement Benefit and/or Account Benefit, such Retirement Benefit and/or Account Benefit, as applicable, that had not commenced being paid shall be paid or commence being paid to the Participant's Beneficiary, as soon as practicable after the Participant's death (subject to the Administrator's discretion to delay the commencement of distribution of the Retirement Benefit and/or Account Benefit from the Trust for a period of up to ninety (90) days), in accordance with the following procedures:

                  (a) in the event that the Participant, at the time of his death, either (i) does not have in effect a valid Deferral Agreement on which a form of benefit was elected or (ii) the form of benefit elected on the Deferral Agreement in effect is a single life annuity with respect to such Retirement Benefit or Account Benefit that had not commenced being paid, then the Participant's Beneficiary shall receive the same survivor benefit that would be payable with respect to such Retirement Benefit or Account Benefit, as applicable, that had not commenced being paid if the Participant had retired with an immediate joint and fifty percent (50%) survivor annuity on the day before the Participant's death; or

                  (b) in the event that the Participant, at the time of his death, has in effect a valid Deferral Agreement on which he elected a form of benefit other than a single life annuity with respect to such Retirement Benefit or Account Benefit, as applicable, that had not commenced being paid, then the Participant's Beneficiary shall receive such Retirement Benefit or Account Benefit of the Participant in accordance with the form of benefit elected on such Deferral Agreement. If the form of benefit elected on such Deferral Agreement is an annuity in a form other than a single life annuity, then the Participant's Beneficiary shall receive the same survivor benefit that would be payable to the survivor under the terms of such annuity as if the Participant had retired and commenced receiving annuity payments on the day before the Participant's death.

                                  ARTICLE VIII
                                 ADMINISTRATION

Section 8.1 General. The Administrator shall be the Compensation Committee selected by the Board of Directors and comprised of at least three (3) persons who are "disinterested" as that term is or may be defined for purposes of
Section  16 of the  Securities  and  Exchange  Act  of  1934.  Unless  otherwise determined by the Administrator pursuant to Section 8.2, all actions of the Administrator shall be authorized and undertaken based upon majority rule, except that in the event of a vacancy on the Compensation Committee such that the Compensation Committee is comprised of only two (2) persons, the Administrator's actions shall be deemed valid if such action is unanimously agreed upon by the then-existing members of the Compensation Committee. Except as otherwise specifically provided in the Plan, the Administrator shall be responsible for administration of the Plan. The Administrator shall be the "named fiduciary" within the meaning of Section 402(c)(2) of ERISA.

Section 8.2 Administrative Rules. The Administrator may adopt such rules of procedure as it deems desirable for the conduct of its affairs, except to the extent that such rules conflict with the provisions of the Plan.

Section 8.3 Duties. The Administrator shall have the following rights, powers and duties:

         (a) The decision of the Administrator in matters within its jurisdiction shall be final, binding and conclusive upon the Employer and upon any other person affected by such decision, subject to the claims procedure hereinafter set forth.

          (b) The Administrator shall have, in its sole and absolute discretion, the duty and authority to interpret and construe the provisions of the Plan, to determine eligibility for benefits and the appropriate amount of any benefits, to decide any question which may arise regarding the rights of Employees, Participants, and Beneficiaries, and the amounts of their respective interests, to remedy any ambiguities, inconsistencies or omissions in the Plan, to adopt such rules and to exercise such powers as the Administrator may deem necessary for the administration of the Plan, and to exercise any other rights, powers or privileges granted to the Adminis-trator by the terms of the Plan.

         (c) The Administrator shall maintain full and complete records of its decisions. Its records shall contain all relevant data pertaining to the Participant and his rights and duties under the Plan. The Administrator shall have the duty to maintain Account records of all Participants.

         (d) The Administrator shall cause the principal provisions of the Plan to be communicated to the Participants, and a copy of the Plan and other documents shall be available at the principal office of the Employer for inspection by the Participants at reasonable times determined by the Administrator.

         (e) The Administrator shall periodically report to the Board with respect to the status of the Plan.

Section 8.4 Agents. The Administrator may employ agents and provide for such clerical, legal, actuarial, accounting, medical, advisory or other services as it deems necessary or desirable to perform its duties under this Plan. The Administrator may delegate any of its duties or powers to other employees of the Employer, to the Trustee with its consent, or to any other person or firm, provided that the Administrator shall prudently choose such agents and rely in good faith on their actions.

Section 8.5 Compensation and Expenses of Administrator. No individual serving as Administrator who is receiving compensation from the Employer as a full-time employee or who is a member of the Committee shall be entitled to receive any compensation or fee for his services hereunder. Any other individual serving as Administrator shall be entitled to receive such reasonable compensation for his services as an Administrator hereunder as may be mutually agreed upon between the Employer and such individual. Each individual serving as Administrator shall be entitled to require the Employer to pay directly, or to reimburse such individual, for any reasonable and necessary expenditures incurred in the discharge of his duties.

                                   ARTICLE IX
                                CLAIMS PROCEDURE

Section 9.1 General. Any claim for benefits under the Plan shall be filed by the Participant or Beneficiary ("claimant") on the form prescribed for such purpose with the Administrator.

Section 9.2 Denials. If a claim for benefits under the Plan is wholly or partially denied, notice of the decision shall be furnished to the claimant by the Administrator within a reasonable period of time after receipt of the claim by the Administrator.

Section 9.3 Notice. Any claimant who is denied a claim for benefits shall be furnished written notice setting forth:
             ------

         (a)     the specific reason or reasons for the denial;

         (b) specific reference to the pertinent provisions of the Plan upon which the denial is based;

         (c) a description of any additional material or information necessary for the claimant to perfect the claim; and

         (d)     an explanation of the claim review procedure under the Plan.

Section 9.4 Appeals Procedure. In order that a claimant may appeal a denial of a claim, the claimant or the claimant's duly authorized representative may:

         (a) request a review by written application to the Administrator, or its designate, no later than sixty (60) days after receipt by the claimant of written notification of denial of a claim;

         (b)      review pertinent documents; and

         (c)      submit issues and comments in writing.

Section 9.5 Review. A decision on review of a denied claim shall be made not later than sixty (60) days after receipt of a request for review, unless special circumstances require an extension of time for processing, in which case a decision shall be rendered within a reasonable period of time, but not later than one hundred and twenty (120) days after receipt of a request for review. The decision on review shall be in writing and shall include the specific reason(s) for the decision and the specific reference(s) to the pertinent provisions of the Plan on which the decision is based.

                                    ARTICLE X
                            MISCELLANEOUS PROVISIONS

Section 10.1 Amendment and Termination. The Company reserves the right to amend or terminate the Plan in any manner that it deems advisable, by a resolution of the Company's Board. Notwithstanding the immediately preceding sentence, no amendment or termination of the Plan shall reduce the vested Retirement Benefit and Account Benefit of any Participant determined as of the day immediately preceding the effective date of such amendment or termination. Notice of every such amendment or termination shall be given in writing to each Participant. In the case of termination of the Plan, the Participants' vested Retirement Benefit and/or Account Benefit may, in the sole discretion of the Board, be distributed in full, in the form of a single lump sum payment to each such Participant, as soon as reasonably practicable following such termination of the Plan. In the alternative, the Board may, in its sole discretion, determine to commence distribution of the Participants' vested Retirement Benefit and/or Account Benefit as soon as reasonably practicable following such termination of the Plan in any other form contemplated by the Plan; provided, however, that such other form does not result in the complete distribution of a Participant's vested Retirement Benefit and/or Account Benefit at a time later than the time that the Participant's Retirement Benefit and/or Account Benefit, as applicable, would otherwise have been completely distributed had the Plan not been terminated.

Section 10.2 No Assignment. Neither the Participant nor any Beneficiary shall have the power to pledge, transfer, assign, anticipate, mortgage or otherwise encumber or dispose of in advance any interest in amounts payable hereunder or any of the payments provided for herein, nor shall any interest in amounts payable hereunder or in any payments be subject to seizure for payments of any debts, judgments, alimony or separate maintenance, or be reached or transferred by operation of law in the event of the Participant's or Beneficiary's bankruptcy, insolvency or otherwise.

Section 10.3 Interpretation. If any provision or provisions of the Plan shall for any reason be invalid or unenforceable, the remaining provisions of the Plan shall be carried into effect unless the effect thereof would be to materially alter or defeat the purpose of the Plan. All terms of the Plan shall be uniformly and consistently applied to all the Employees, Participants, and Beneficiaries.

Section 10.4 Successors and Assigns. The provisions of the Plan are binding upon and inure to the benefit of each Employer, its successors and assigns, and the Participant, his beneficiaries, heirs, legal representatives and assigns.

Section 10.5 Governing Law. The Plan shall be subject to and construed in accordance with the laws of the state of Maryland, except the conflicts of laws provisions thereof and except as preempted by the provisions of ERISA.

Section 10.6 No Guarantee of Employment. Nothing contained in the Plan shall be construed as a contract of employment or deemed to give any Participant the right to be retained in the employ of an Employer or any equity or other interest in the assets, business or affairs of an Employer. No Participant hereunder shall have a security interest in assets of an Employer used to make contributions or pay benefits.

Section 10.7 Severability. If any provision of the Plan shall be held illegal or invalid for any reason, such illegality or invalidity shall not affect the remaining provisions of the Plan, but the Plan shall be construed and enforced as if such illegal or invalid provision had never been included herein.

Section 10.8 Notification of Addresses. Each Participant and each Beneficiary shall file with the Administrator, from time to time, in writing, the post office address of the Participant, the post office address of each Beneficiary, and each change of post office address. Any communication, statement or notice addressed to the last post office address filed with the Administrator (or if no address was filed, then to the last post office address of the Participant or Beneficiary as shown on the Employer's records) shall be binding on the Participant and each Beneficiary for all purposes of the Plan and neither the Administrator nor any Employer shall be obligated to search for or ascertain the whereabouts of any Participant or Beneficiary.

Section 10.9 Bonding. The Administrator and all agents and advisors employed by it shall not be required to be bonded, except as otherwise required by ERISA.

Section 10.10 No Funding. The Plan constitutes a mere promise by the Employer to make payments in accordance with the terms of the Plan, and Participants and Beneficiaries shall have the status of general unsecured creditors of the Employer. Nothing in the Plan shall be construed to give any Employee, or any other person, rights to any specific assets of the Employer or of any other person. In all events, it is the intent of the Employer that the Plan be treated as unfunded for tax purposes and for purposes of Title I of ERISA. Any assets set aside, including any assets transferred to a rabbi trust or purchased by the Employer with respect to amounts payable under the Plan, shall be subject to the claims of the Employer's general creditors, and no person other than the Employer shall, by virtue of the provisions of the Plan, have any interest in such assets.

Section 10.11 Incapacity of Recipient. If any person entitled to a distribution under this Plan is deemed by the Administrator to be incapable of personally receiving and giving a valid receipt for such payment, then, unless and until claim therefor shall have been made by a duly appointed guardian or other legal representative of such person, the Administrator may provide for such payment or any part thereof to be made to any other person or institution then contributing toward or providing for the care and maintenance of such person. Any such payment shall be a payment for the account of such person and a complete discharge of any liability of the Company, the Employer and the Plan therefor.

                  IN WITNESS WHEREOF, the Company has caused this Plan to be executed on its behalf, by its duly authorized officer, on this ____ day of ______________, 1996.


ATTEST:                                      BIOWHITTAKER, INC.



---------------------------                  -----------------------------
                                                  President

                                                              Exhibit 10.18


                              DISTRIBUTOR AGREEMENT

         This Distributor Agreement is made and entered as of the 1st day of November, 1995 by and between BioWhittaker, Inc., a Delaware corporation, 8830 Biggs Ford Road, Walkersville, Maryland 21793-0127, U.S.A., ("BioWhittaker") and Boehringer Ingelheim Bioproducts, Partnership, a Delaware general partnership ("Distributor").

RECITALS:

A. BioWhittaker is engaged in the development, manufacture, and marketing of various Cell Culture, LAL, and Diagnostic products marketed under the name "BioWhittaker" including those products listed in Exhibit A hereto, as such exhibit may be amended from time to time by mutual agreement (the "Products").

B. Distributor has represented that it has the requisite knowledge and experience to act as BioWhittaker's distributor and to promote, market, sell, and service the Products.

C. Under the terms of the Stock Purchase Agreement (the "SPA") dated April 30, 1995 between BioWhittaker, Inc. and Boehringer Ingelheim International, GmbH ("BII"), BioWhittaker agreed to establish a distribution system for the Products in the geographical areas designated in Exhibit B hereto (the "Territory") and to appoint Distributor as BioWhittaker's exclusive distributor for the Products in the Territory.

AGREEMENT:

    NOW, THEREFORE, by reason of the foregoing, and in consideration of the mutual promises and covenants contained herein, BioWhittaker and Distributor hereby agree as follows:

    1.    Appointment of Distributor.

          (a) BioWhittaker hereby appoints Distributor as its exclusive distributor to promote, market, sell, and service the Products in the Territory. Distributor is entitled to perform its distribution rights either directly or by using its affiliates or recognized agents. As used herein, "affiliates" means any entity owned by, owning or under common control with a party to this agreement.

          (b) During the term of the Agreement, BioWhittaker agrees not to appoint any other person, firm, or corporation to act as a distributor of the Products within the Territory. Although Distributor is responsible for resolving customer complaints in the Territory, if BioWhittaker determines it is appropriate under the circumstances, BioWhittaker retains the right to call upon customers within the Territory to investigate and resolve customer complaints and to perform or cause to be performed additional services in the Territory. Prior to calling on any such customer in the Territory, BioWhittaker will advise Distributor and, unless otherwise requested by the customer, allow Distributor's representative to accompany BioWhittaker's representative on such call if Distributor so elects.

    2. Acceptance by Distributor. Distributor hereby accepts this appointment as an exclusive distributor of the Products in the Territory, and agrees to use its reasonable best efforts to promote, market, sell, and service the Products in the Territory and to enhance the goodwill of BioWhittaker, the Products, and their trademarks and trade names.

    3.    Terms of Sale.

          (a) Prices and Discounts. Distributor's purchase price for the Products shall be from BioWhittaker's distributor price list as set forth in Exhibit C. Unless otherwise specified by BioWhittaker, prices shall be F.O.B. BioWhittaker's facilities, Walkersville, Maryland.

          (b) Price Changes. BioWhittaker reserves the right to make price changes, immediately and without notice, in response to raw material shortages and other circumstances beyond its control. In addition, BioWhittaker reserves the right to change its prices in its discretion annually upon ninety (90) days prior written notice to Distributor.

          (c) Orders. All orders shall be in writing, or, if initially placed orally, shall be confirmed in writing within twenty-four (24) hours. BioWhittaker reserves the right to reject any order in its sole discretion, and BioWhittaker shall not be liable to Distributor for expenses, costs, losses, or other damages arising from BioWhittaker's rejection of any order for any reason. All orders accepted by BioWhittaker shall be in accordance with BioWhittaker's standard export terms and conditions of sale. Any term or condition set forth on any order or other document submitted by Distributor which is inconsistent with or in addition to any term or condition of this Agreement shall be of no force and effect, unless specifically accepted in writing by an authorized officer of BioWhittaker, Inc.

          (d) Delivery. Delivery shall be made and accepted F.O.B. BioWhittaker's facility, Walkersville, Maryland. Title to and ownership of the Products shall pass from BioWhittaker to Distributor upon delivery thereof to a carrier or carriers designated by Distributor (or, in the absence  of such  designation  by  Distributor,  to a  carrier  or  carriers designated by BioWhittaker) at BioWhittaker's plant in Walkersville, Maryland. BioWhittaker shall pay for overseas packing of the BioWhittaker Products. Distributor shall pay for all freight and insurance charges, customs duties, and ownership, property taxes and any other charges levied or accruing with respect to the Products after delivery to the carrier or carriers.

          (e) Payment. Full payment for the Products shall be made to BioWhittaker in lawful currency of the United States. At BioWhittaker's request, such payment shall be made in cash, by letter of credit, in form and substance acceptable to BioWhittaker, or by wire transfer to NationsBank of North Carolina, N.A., Charlotte, North Carolina 28255 for deposit to BioWhittaker's account no. 001863265. The ABA no. for NationsBank is 053000196. Letters of credit shall be payable against delivery by BioWhittaker of bills of lading or other documentation evidencing delivery to the carrier or other agent of Distributor. All payments shall be due and owing from Distributor to BioWhittaker within 47 days from Distributor's receipt of BioWhittaker's invoice and evidence that the Products covered by the invoice have been delivered to the first common carrier. Any payments not made within the time above specified shall bear interest at the lesser of 18% per year, or the highest lawful rate of interest from the due date until such payment is actually received by BioWhittaker. In addition to any rights BioWhittaker may have under this Agreement or under law, upon any failure, threatened failure, or reasonable belief by BioWhittaker that Distributor may be unable or unwilling to pay for any order when due, BioWhittaker shall have the right to insist that an order be prepaid prior to shipment; to cancel any order placed hereunder; and to refuse or delay the shipment thereof until satisfactory assurances of payment have been made by Distributor.

    4. Force Majeure. BioWhittaker shall have no liability for any failure to perform hereunder as a result of any contingency beyond its control including, without limitation, any strike, labor controversy, accident, fire, flood, weather, riot, explosion, act of God or the elements, civil commotion, declared or undeclared war or warlike operations, failure of a contractor or a subcontractor to perform, inability to obtain required materials, equipment, labor or transportation, or the failure for any other reason to supply or make delivery or timely delivery of the Products, including any failure resulting from any restrictions imposed by any regulation, order of any governmental authority, or failure to obtain any governmental consent, permit, or approval. On the occurrence of any event causing delay, BioWhittaker shall give prompt notice thereof to Distributor.

    5. Duties of Distributor. In accordance with Distributor's obligation to use its reasonable best efforts to promote, market, sell, and service the Products in the Territory, Distributor agrees, at all times during the term hereof, to operate in accordance with the following provisions:

        (a) Adequate Business Facilities. Distributor shall maintain adequate sales, service, and storage facilities to service the Territory. Distri-butor's current primary sales, service and storage facilities are located in the companies listed on Exhibit D. In addition, Distributor shall maintain an adequate inventory of products sufficient and appropriate to meet the reasonable requirements of customers in the Territory. BioWhittaker reserves the right to inspect Distributor's facilities and inventory during Distributor's regular business hours and to have an independent certified public accountant (or European equivalent) audit or review any books and records upon which Distributor bases any claims against BioWhittaker for refunds, credits, or other payments and report its findings to BioWhittaker.

          (b) non-competition. Distributor shall not, without the prior Consent of biowhittaker, act as distributor for any person or enterprise offering or selling any products in competition with the products. However, this provision shall not apply to the sales by distributor or distributor's currently existing affiliates of competitive products currently being made or distributed by such affiliates, which products are listed on Exhibit E.

          (c) Payment of Expenses. Distributor will pay all expenses associated with the conduct of its business, including, without limitation, all such costs for employee compensation and benefits, maintenance, and insurance. In addition, Distributor shall pay all sales and use taxes, value-added, and all other taxes assessed with respect to the sale or possession of the Products.

          (d) Sales Responsibilities/Advertising. Distributor shall employ an adequate sales organization capable of (i) actively soliciting the sale of the Products, and (ii) responding to inquiries from the Territory concerning the Products, and (iii) promptly and efficiently processing orders for the Products. Distributor shall use and distribute such advertising materials for the Products as are necessary and appropriate to effectively market the Products. Distributor shall provide BioWhittaker with copies of all such advertising material, along with, where applicable, accurate translations into the English language.

     (e) Service Responsibilities. Distributor shall render prompt and competent service and support to all users of the Products in the Territory, regardless of when, where, or by whom the Products were sold.

          (f) Permits, Licenses, Compliance. Distributor shall obtain and maintain all required permits, licenses, and other governmental authorizations, and shall comply with any Product certification or qualification requirements necessary to import Products into the Territory and with other laws, rules, and regulations of the appropriate governmental authorities applicable to the performance of its obligations under this Agreement. Distributor shall conduct its business in a manner that will at all times reflect favorably upon BioWhittaker and the Products, and will avoid any deceptive, misleading, unethical, or other practices that may be detrimental to BioWhittaker, the Products, or other authorized distributors of the Products.

          (g) Unauthorized Representations. Distributor shall make no represen-tation or guarantee to customers regarding the Products or their delivery beyond those contemplated herein or as stated by BioWhittaker in writing.

          (h) Instruction Regarding Products. Distributor shall instruct users as to the warranty, operation, use, maintenance, and care of the Products in accordance with instructions provided by BioWhittaker.

          (i) Business and Financial Records. Distributor shall maintain detailed records of sales of Products in the Territory, including the names of customers to whom Products are sold. To facilitate the change or recall of any Product resulting from any improvement or failure, in compliance with requirements of the U.S. Food and Drug Administration, Distributor shall maintain records of lot numbers of Products received, in chronological order, for a minimum of two years after receipt and the names and addresses of purchases of such products.

          (j) Status Reports. To assist BioWhittaker in planning to supply and assist Distributor, not later than the thirtieth day following each calendar quarter, Distributor shall provide BioWhittaker with a written report setting forth in full Distributor's sales during such calendar quarter, non-binding forecasts for purchase of Products by Distributor from BioWhittaker for the next 2 quarters and such other information as maybe mutually agreed, all in such format and detail as may be mutually agreed. Such reports shall also include a commentary regarding general market conditions within Distributor's territory, matters pertaining to changes in the commercial and competitive environment in the Territory with respect to the Products. and any other information pertinent to Distributor's sales effort and support from BioWhittaker.

    6. Technical Assistance. BioWhittaker shall provide Distributor with such technical advice and assistance as Distributor may reasonably request in connection with the distribution and sale of the Products. At Distributor's request, BioWhittaker shall train Distributor personnel in the proper use and servicing of the Products. The training will be conducted, at BioWhittaker's election, either by correspondence or at a location within the United States designated by BioWhittaker. BioWhittaker shall bear the cost of conducting such training; provided, however, that transportation, and other expenses of Distributor's personnel shall be borne by Distributor. In addition, BioWhittaker shall also provide to Distributor a reasonable quantity (not to exceed 500 copies) of samples of all advertising and technical material it develops for general distribution to customers in the United States free of charge except for reimbursement for shipping costs.

    7. Product Changes. BioWhittaker reserves the right, at any time, to revise, modify, discontinue, alter, or change the Products, and to discontinue the supply of any or all of the Products, without notice, in response to loss of necessary technology rights, determination of possible infringement, unavailability of raw materials at reasonable prices or other circumstances beyond its control. Subject to the foregoing, BioWhittaker shall use its reasonable best efforts to notify Distributor at least ninety days prior to any such changes.

    8. Relationship of Parties: No Agency, Partnership, et Cetera. Distributor is an independent contractor and nothing contained in this Agreement shall be construed to create the relationship of partnership, joint venture, principal and agent, or of any other association or relationship between the parties other than that of buyer and seller. Distributor shall not make any representation to any third party either directly or indirectly indicating that Distributor has authority to act for or on behalf of BioWhittaker or to obligate BioWhittaker in any way whatsoever.

    9.    Confidential and Proprietary Information/License.

          (a) Trade Names, Trademarks. Distributor hereby acknowledges the exclusive right, title, and interest of BioWhittaker to all trademarks, trade names, and patents which BioWhittaker now owns or hereafter acquires. Distributor shall promote and sell the Products only under BioWhittaker's trademarks and/or trade names and shall not use such trademarks or trade names for any other purpose, including in Distributor's business or corporate name. Distributor shall not remove from, alter or add to any tradename, label, logo, decal, trademark, patent number, or serial number affixed by BioWhittaker to any of the Products. Notwithstanding the foregoing, Distributor may affix labels to the Products it distributes identifying Distributor and its subdistributors as distributors of the Products, to the extent Distributor deems it to be desirable or required by law. Distributor shall not directly or indirectly obtain or attempt to obtain at any time any right, title, or interest by registration or otherwise in or to the trade names, trademark, symbols, or designations owned or used by BioWhittaker. Whenever Distributor is permitted to employ any trademark or service mark of BioWhittaker in any form of printed material, Distributor shall place an asterisk immediately after and slightly above the first use of the trademark referring to a footnote reading "trademark of BioWhittaker, Inc." Distributor shall notify BioWhittaker of any infringement of, or unfair competition affecting BioWhittaker's trademarks or trade names or other intellectual property which comes to its attention and shall cooperate, at BioWhittaker's expense, in any prosecution of such infringement or unfair competition. Distributor shall discontinue the use of all trademarks, trade names, names, or styles of BioWhittaker when requested to do so by BioWhittaker.

          (b) Confidential and Proprietary Information. The information disclosed to Distributor pursuant to this Agreement, other than such information as is generally available to the public, is and will be disclosed by BioWhittaker to Distributor in confidence solely for its use as a distributor of the Products. Distributor shall, at all times, protect and preserve the confidentiality of any and all trade secrets or confidential or proprietary information belonging to BioWhittaker to which Distributor may receive access. This obligation shall survive the termination of the Agreement.

          (c)  Patent  Infringement.   BioWhittaker   represents  that,  to  its
     knowledge, none of the Products supplied by BioWhittaker to Distributor infringe the patent or other intellectual property rights of any third party in effect in the Territory. BioWhittaker shall indemnify Distributor against any actual loss, cost, damage or expense (other than Distributor's consequential and incidental damages, such as for lost future sales or profits) which Distributor may suffer or incur with respect to any breach of such representation, provided that Distributor shall notify BioWhittaker promptly after it learns of any alleged infringement and BioWhittaker shall not be liable for any loss or damage to the extent that such loss or damage might have been avoided had Distributor notified BioWhittaker promptly and provided that BioWhittaker may require Distributor to discontinue distribution of any Product upon learning of any such infringement claim.

    10.   Limited Warranty and Limitation of Liability.

          (a) BioWhittaker warrants, for a period of time from the sale thereof and ending with the expiration date (or if there is no expiration date, one year from the date of shipment), the Products to be free from defects in materials and workmanship under normal, proper use and proper storage, in accordance with BioWhittaker's instructions applicable thereto, provided that the retail purchaser reports any defect in the Product to Distributor or BioWhittaker within fifteen (15) days of the discovery of such defect and Distributor notifies BioWhittaker in writing of the nature of the defect within fifteen (15) days after such defect is first reported to Distributor. Except for the limited warranty stated in this subsection, BioWhittaker makes no other warranties with respect to the Products, either express or implied, including, without limitation, any warranties of "merchantability" or "fitness for use." The stated express warranties are in lieu of all other warranties.

          BioWhittaker's liability for breach of warranty shall be limited to the repair, replacement or refund of the purchase price, at BioWhittaker's election, of any Product shown to BioWhittaker's satisfaction to be defective in materials or workmanship. Except for the express remedies for breach of warranty set forth in this subsection, BioWhittaker shall not be liable for any damages or other remedy, including but not limited to lost profits, lost business or incidental, consequential, special, actual or other damages, relating to or arising out of the distribution, sale, possession or use of the Products. Any other representations or warranties made by any person, including employees or representatives of BioWhittaker, which are inconsistent herewith shall be disregarded by Distributor and shall not be binding upon BioWhittaker.

          (b) Notwithstanding the limitations in subsection (a) above, to the extent that local law in the jurisdiction in which the product is sold or used would impose liability on the Distributor or BioWhittaker as the manufacturer of any Product for actual damages for injury to or death of any individual or damage to any tangible property notwithstanding the limitations of warranty and liability contained in subsection (a) and provided that no action or omission of Distributor or its subdistributors has resulted in a waiver of any limitation of warranty or liability that would have protected manufacturer's or Distributor's liability, then BioWhittaker shall indemnify Distributor for any such damages and reasonable costs for defending or settling any such claim, provided that BioWhittaker is given prompt notice of any such claim and the opportunity to assume the defense of such claim or approve any settlement of any such claim. However, this subsection shall not apply to lost profits, lost business or incidental, consequential, special or other damages other than actual damages.

          (c) Distributor agrees that it will provide no further or additional warranties with respect to the Products and that it will indemnify and hold BioWhittaker harmless with respect to any claim arising out of any such further or additional warranty provided by, or allegedly provided by, Distributor.

    11. Term of Agreement. This agreement shall commence as of the date hereof and, unless terminated sooner pursuant to Section 12 or as permitted by the terms of the SPA, shall terminate automatically on the second anniversary date of the Option Termination Date as defined in the SPA unless renewed by the parties in writing. If renewed at the end of the initial or any renewal term, unless otherwise expressly provided by agreement of the parties, any renewal term shall end on the first anniversary of such renewal term.

    12.   Events of Default.

               (a) General. The following acts on the part of either party shall constitute Events of Default:

                  (1) The party shall fail to comply with any material requirement imposed on that party under this Agreement, which is not remedied within thirty (30) days after written notice thereof has been sent to it by the other party; or

                  (2) The party shall enter into or acquiesce in any  proceeding contemplating liquidation, bankruptcy, or insolvency, or shall make a composition or arrangement with its creditors, or shall have a receiver, trustee, or other outside agent appointed to manage its property or business; or

                  (3) The party shall fail to comply with any  applicable law or regulation relative to the performance of its obligations under this Agreement, which is not remedied within ten (10) days after written notice thereof has been sent to it by the other party or a third party.

               (b)   Distributor   Defaults.   Unless   waived  in   writing  by
          BioWhittaker, the following shall constitute Events of Default on the part of the Distributor:

                  (1) Distributor shall fail to purchase and pay for the minimum quantities shown on Exhibit F hereto; or

                  (2) The sale or other  disposition  by  Distributor  of such a portion of its assets as would significantly impair its ability to perform its obligations under this Agreement.

                  (3) Distributor ceases to be owned as set forth on Exhibit G except for any acquisition of an interest in Distributor by BioWhittaker.
               (c) Effect of Default. Upon the occurrence of any Event of Default as defined in paragraphs (a) or (b) of this Section 12, the party not in default may terminate this Agreement by sending written notice of termination to the defaulting party. The termination shall be effective on the date set forth in the notice and shall be in addition to and shall not prejudice any other rights or remedies terminating party may have against the defaulting party. In addition, although not a default, each party shall have the rights to terminate the agreement upon the terms set forth in the SPA.

    13.   Obligations, Rights, and Liabilities Upon Termination.

          (a) Shipment of Confirmed Orders. Upon termination of this Agreement for any reason, BioWhittaker shall deliver to Distributor in accordance with the terms of this Agreement, those Products ordered by Distributor and confirmed by BioWhittaker prior to the termination date subject to BioWhittaker's right to require assurances of payment pursuant to Section 3(e).

          (b) Acceleration. Upon termination for any reason whatsoever, all amounts accrued or payable under this Agreement shall become immediately due and payable, and each party shall promptly pay the other all such amounts then due.

          (c) No Termination Compensation, Indemnity, or Loss Claims. Upon expiration or termination of this Agreement, Distributor shall have no further right in or to its position as BioWhittaker's distributor of the Products in the Territory, and shall not have any right to compensation reparations, liquidated damages, or indemnity of any kind from BioWhittaker arising out of or by reason of this Agreement or any such termination, whether based on good will established, clientele created, or expenditures or investments incurred or made in performance of this Agreement or any right to require BioWhittaker to repurchase any inventory. Distributor represents that it may legally waive, and hereby irrevocably so waives, any right or claim which Distributor would have or might acquire under any provision of law which conflicts with or is contrary to the terms of this paragraph. Notwithstanding the above, upon termination or expiration of this agreement,

    Distributor shall have the right for up to 12 months after the date of termination or expiration to sell its remaining inventory of Products.

    14. Insurance. Distributor agrees to obtain and maintain, at its own expense, adequate general liability insurance (including product liability insurance for the Products sold by Distributor) and property insurance coverage in such reasonable amounts as shall sufficiently cover such customary risks as are normally covered in the Territory with respect to businesses selling products similar to the Products.

    15.   Miscellaneous Provisions.

          (a) This Agreement constitutes the entire understanding between the parties hereto and supersedes any previous agreements with respect to the subject matter hereof and the transactions contemplated herein; provided, however, this Agreement shall not be deemed to cancel any unfilled orders for Products placed pursuant to any previous distributorship arrangement with BioWhittaker.

          (b) Distributor's rights hereunder shall not be assigned, in whole or in part, directly or indirectly, by operation of law or otherwise, to any person, firm, or corporation without the prior written consent of BioWhittaker.

          (c) No waiver or breach by either party of any term hereof shall constitute a waiver of any such term or of any such breach in any other case, whether prior or subsequent.

          (d) Except as expressly set forth herein, this Agreement shall not be modified, altered, or amended except by agreement in writing signed by duly authorized representatives of each of the parties.

          (e) All notices, requests, demands, and other communications given pursuant to this Agreement shall be in writing and shall be conclusively presumed to have been given and received fifteen (15) days after having been sent by Federal Express or other air courier, registered mail with return receipt requested, postage prepaid, and addressed to the parties at the following addresses:


To Distributor:
                  Boehringer Ingelheim Bioproducts, Partnership
                  69115 Heidelberg, Germany
                  Carl-Benz-Str. 7
                  Attn: Mr. Jaime Codina
                  Principal Manager

To BioWhittaker:
                  BioWhittaker, Inc.
                  8830 Biggs Ford Road
                  Walkersville, MD, U.S.A. 21793-0127
                  Attn: Pricing/Contracts Department


          (f) This Agreement shall be construed and enforced pursuant to the substantive laws of the State of Delaware. Any dispute arising hereunder that cannot be settled by negotiation between the parties shall be settled by binding arbitration at the offices of the American Arbitration Association in Washington, D.C. in accordance with its rules.

          IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.


                  BIOWHITTAKER, INC.




                  By:    /S/ THOMAS R. WINKLER
                      -----------------------------------
                        Thomas R. Winkler
                        Executive Vice President
                        and Chief Operating Officer

                  Date:   August 15, 1995
                         ---------------------


                  BOEHRINGER INGELHEIM BIOPRODUCTS, PARTNERSHIP


                  By:    /S/ JAIME CODINA
                      ------------------------------
                        Jaime Codina
                        Principal Manager

                  Date:  August 15, 1995
                        --------------------

                  and


                  By:   /S/ DR. HANS PETER FATSCHER
                       -------------------------------
                         Dr. Hans Peter Fatscher
                         Marketing Manager

                  Date:   August 15, 1995
                        ---------------------