Form 10-Q
period 1997-01-31
BIOWHITTAKER INC
filed 1997-03-05
CIK 879550

March 5, 1997



Securities and Exchange Commission
Judiciary Plaza
450 Fifth Street, N.W.
Washington, DC 20549

         Re:      BioWhittaker, Inc. (the "Company")
                  10-Q for the Quarterly Period Ended January 31, 1997

Dear Ladies and Gentlemen:

         For filing with the Securities and Exchange Commission pursuant to Instruction G of Form 10-Q is an electronically transmitted copy with exhibits of the Company's Quarterly Report on Form 10-Q for the Quarterly period ended January 31, 1997.

         Please acknowledge receipt of this filing.

                                                  Sincerely,




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

For the period ended January 31, 1997.

|_| Transition Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934.

For the transition period from  __________________ to ___________________

Commission file number  1-10870
                        -------

                               BIOWHITTAKER, INC.
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)



          Delaware                                            95-3917176
 ------------------------------                           -----------------
(State or other Jurisdiction of                           (I.R.S. Employer
  Incorporation or Organization)                           Identification No.)



8830 Biggs Ford Road, Walkersville, Maryland                   21793-0127
--------------------------------------------              ------------------
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

                                                       |X|    Yes      |_|  No

        The number of shares outstanding of the Registrant's only class of common stock as of January 31, 1997 was 10,759,199.

Part 1. Financial Information
        Item 1. Financial Statements

                               BIOWHITTAKER, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)

                                               For the Three Months
                                                 Ended January 31,
                                                 -----------------
                                                  1997        1996
                                                 ------      -----

Sales ......................................   $ 13,031    $ 11,912
Costs and expenses
   Cost of sales ...........................      6,670       6,478
   Research and development ................        686         585
   Selling, general and administrative .....      3,696       3,295
                                                  -----       -----
                                                 11,052      10,358
                                                 ------      ------

Income From Operations .....................      1,979       1,554

Other (income)/expenses
   Purchased research and development ......         --       4,000
   Gain on sale of product line ............         --      (1,322)
   Other income ............................        (91)        (91)
   Interest ................................         49          99
   Loss on foreign currency transactions ...          6          36
                                                -------      ------
                                                    (36)      2,722
                                                -------      ------
Income/(Loss) Before Income Taxes ..........      2,015      (1,168)
Provision for income taxes .................        748         791
                                                    ---         ---
Net Income/(Loss) ..........................   $  1,267    $ (1,959)
                                               ========    ========

Net Income/(Loss) Per Share ................   $   0.12    $  (0.18)
                                               ========    ========

Average common and common equivalent
    shares outstanding (in thousands) ......     10,903      10,877
                                                 ======      ======










Unaudited
See Notes to Consolidated Financial Statements

                               BIOWHITTAKER, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                       January 31,   October 31,
                                                            1997          1996
                                                            ----          ----
    ASSETS

CURRENT ASSETS
Cash and cash equivalents ..........................     $    611      $    701
Accounts receivable ................................        8,310         8,623
Other receivables ..................................        1,072         1,233
Inventories ........................................       21,540        21,114
Prepaid expenses ...................................        1,868         1,687
Deferred income taxes ..............................          270           119
                                                              ---           ---
    Total Current Assets ...........................       33,671        33,477
                                                           ------        ------

PROPERTY, PLANT AND EQUIPMENT ......................       34,002        33,595
Less accumulated depreciation and amortization .....       17,445        16,808
                                                           ------        ------
                                                           16,557        16,787
                                                           ------        ------

INTANGIBLE ASSETS ..................................       12,530        12,511
Less accumulated amortization ......................        1,984         1,698
                                                            -----         -----
                                                           10,546        10,813
                                                           ------        ------
OTHER ASSETS .......................................           82            78
                                                               --            --
                                                         $ 60,856      $ 61,155
                                                         ========      ========

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable ......................................     $     --      $    300
Current portion of long-term debt ..................          291           291
Accounts payable ...................................        3,183         3,857
Accrued liabilities ................................        5,251         6,483
Income taxes payable ...............................        1,039           321
                                                            -----         ------
    Total Current Liabilities ......................        9,764        11,252
                                                            -----        ------

LONG-TERM DEBT .....................................        1,200         1,443
                                                            -----         -----
DEFERRED INCOME TAXES ..............................        1,833         1,669
                                                            -----         -----

STOCKHOLDERS' EQUITY
Common stock .......................................          108           108
Additional paid-in capital .........................       26,389        26,389
Retained earnings ..................................       21,580        20,313
Translation adjustment .............................          (18)          (19)
                                                              ---           ---
    Total Stockholders' Equity .....................       48,059        46,791
                                                           ------        ------
                                                         $ 60,856      $ 61,155
                                                         ========      ========

January 31, 1997 - Unaudited
See Notes to Consolidated Financial Statements

                               BIOWHITTAKER, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                           For the Three Months
                                                              Ended January 31,
                                                              -----------------
                                                              1997        1996
                                                              ----        ----
OPERATING ACTIVITIES
Net income/(loss) ......................................   $  1,267    $ (1,959)
Adjustments to reconcile net income/(loss) to net cash
 provided by operating activities:
   Depreciation and amortization .......................        936         807
   Purchased research and development ..................         --       4,000
   Gain on sale of product line ........................         --      (1,322)
   Deferred income taxes ...............................         13        (156)
   Loss on disposal of property, plant and equipment ...          6          16
   Changes  in  operating  assets  and  liabilities,
     excluding the affect of acquisitions:
      Accounts receivable ..............................        313       1,386
      Inventories ......................................       (426)          9
      Prepaid expenses and other assets ................       (175)       (474)
      Accounts payable and accrued liabilities .........     (1,188)     (2,222)
                                                             ------      ------

    Net Cash Provided by Operating Activities ..........        746          85
                                                                ---          --

 INVESTING ACTIVITIES
 Purchases of property, plant and equipment ............       (426)       (395)
 Proceeds from sale of product line ....................        151      10,410
 Purchase of Clonetics, net of cash received ...........         --      (8,226)
 Advance royalty payments ..............................         --      (1,100)
                                                               ----      ------

    Net Cash(Used in)/Provided by Investing Activities .       (275)        689
                                                               ----         ---
 FINANCING ACTIVITIES
 Net(repayments)/borrowings of notes payable ...........       (300)        950
 Payment of long-term debt .............................       (243)     (1,415)
 Other .................................................        (18)         (4)
                                                                ---          --

    Net Cash Used in Financing Activities ..............       (561)       (469)
                                                               ----        ----

    Net Change In Cash and Cash Equivalents ............        (90)        305
    Cash and Cash Equivalents At Beginning Of Year .....        701         359
                                                                ---         ---
    Cash and Cash Equivalents At End Of Period .........   $    611    $    664
                                                           ========    ========
 Supplemental  disclosure of cash flow information:
 Cash paid during the period
    for:
       Interest ........................................   $    127    $    209
                                                           ========    ========
       Income taxes ....................................   $     16    $     75
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


Unaudited
See Notes to Consolidated Financial Statements

                               BIOWHITTAKER, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in Thousands, Except Per Share Data)


     Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 1997 are not necessarily indicative of the results that may be expected for the year ending October 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended October 31, 1996 for BioWhittaker, Inc. and its subsidiaries ("the Company" or "BioWhittaker").

     Reclassifications:   Certain  prior  years'  amounts  in  the  Consolidated
Financial Statements have been reclassified to conform to the 1997 presentation.

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

     Inventories: Inventories consisted of the following:

                                                   January 31,      October 31,
                                                      1997              1996
                                                   ---------         ----------
     Raw material...........................      $   4,475          $   4,050
     Work in process........................          7,080              7,323
     Finished goods.........................          9,985              9,741
                                                  ----------          ---------
                                                  $  21,540          $  21,114
                                                  =========          =========

     Acquisitions and Divestitures: On January 17, 1996, the Company acquired 100% of the stock of Clonetics Corporation ("Clonetics"), a leading supplier of normal human cells, for $8,733 in cash and the assumption of approximately
$3,500 in liabilities. The operations of Clonetics are included in the Consolidated Statement of Income from the date of acquisition. The acquisition was accounted for as a purchase transaction and resulted in the recording of approximately $2,260 of goodwill, $3,350 of purchased technology and $1,480 of other intangibles that will be amortized over periods ranging from 7 to 15 years. $4,000 of the purchase price was allocated to purchased research and development and expensed on the Company's Consolidated Statement of Income for the three months ended January 31, 1996.

     On December 18, 1995, the Company sold to Carter-Wallace, Inc. ("Carter") its diagnostic test kit business in the EIA format for $9,000 and on February 2, 1996 sold its related FIAX line for $1,000. Carter also purchased EIA and FIAX finished goods inventory for approximately $1,400. BioWhittaker agreed to continue to manufacture EIA and FIAX products for Carter for up to one and five years, respectively. Under a separate agreement with one of Carter's contract manufacturers, BioWhittaker agreed to sell certain raw material and work in process inventory over a two year period

     BioWhittaker   also  agreed  to  provide  to  Carter's   customers  certain
diagnostic testing instrumentation associated with the EIA and FIAX product lines and to service the equipment for up to two years. The equipment surcharge typically paid on each kit purchased by customers will be collected by Carter and periodically remitted to the Company in the amount of approximately $1,585, the book value of such diagnostic equipment owned by the Company at closing. As of January 31, 1997, Carter owed the Company $0.8 million of such book value.

                               BIOWHITTAKER, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  (Dollars in Thousands, Except Per Share Data)


    As a result of this transaction, BioWhittaker recorded a pre-tax gain of $2,261 on its Consolidated Statement of Income for fiscal 1996, which includes the write-off of approximately $2,200 of unamortized cost of patents and goodwill. A pre-tax gain of $1,322 was recognized in the Company's Consolidated Statement of Income for the three months ended January 31, 1996.

     The following table presents proforma consolidated results of operations for the three months ended January 31, 1996 and 1997, assuming that the purchase of Clonetics Corporation and the sale of the diagnostic test kit business to Carter-Wallace, Inc. had occurred at the beginning of each of the respective fiscal periods.


                                                           For the Three Months
                                                             Ended January 31,
                                                             -----------------
                                                            1997          1996
                                                            ----          ----

     Sales................................              $  13,031     $  11,741
     Net Income..........................               $   1,267     $     705
     Net Income Per Share.................              $    0.12     $    0.06

     The above proforma information is presented for illustrative purposes only and is not necessarily indicative of the operating results had both the acquisition of Clonetics Corporation and the sale to Carter-Wallace, Inc. occurred as of November 1, 1995 and November 1, 1996.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Results of Operations

Comparison of the first three months of fiscal 1997 to the first three months of fiscal 1996.

     Sales for the first three months of fiscal 1997 of $13.0 million exceeded sales in the comparable fiscal period of fiscal 1996 by $1.1 million, or 9.4%. Fiscal year 1997 revenues reflect $1.7 million in lower sales volume due to the sale of the Company's EIA and FIAX test kit product lines (the "EIA and FIAX Product Lines") and the completion of a contract to supply botulinum antitoxin and $1.5 million in increased sales volume due to the acquisition of Clonetics Corporation ("Clonetics")

     Cell culture product line sales increased by $2.2 million, or 36.0%, to $8.2 million, due primarily to an additional $1.5 million in sales as a result of the acquisition of Clonetics and to higher sales volume and prices for cell culture products, including sales to a single, large customer and higher sales volume for cell culture media.

     Endotoxin detection product sales increased by $0.9 million, or 30.5%, to $3.7 million, due to increased sales volume. This increase is the result of unusually low sales for the first quarter of fiscal 1996 and higher sales for the first quarter of fiscal 1997 as a result of changes in order patterns for the Company's European distributors. Future growth is expected to resume at an annual rate more closely resembling recent growth trends.

     Clinical diagnostic testing product sales decreased by $1.9 million, or 63.6% to $1.1 million, primarily due to the sale of the EIA and FIAX Product Lines. In addition, sales were adversely impacted by the completion of a contract to produce botulinum antitoxin and to lower sales volume for the Company's allergy detection products, primarily as a result of increased competition. The Company expects clinical diagnostic testing product sales to continue to decline in the foreseeable future for the reasons discussed above.

       Gross margins were 48.8% of sales for the first three months of fiscal 1997 compared to 45.6% during the comparable period of fiscal 1996 reflecting proportionally higher margins associated with Clonetics products and to improved manufacturing efficiencies.

     Research and development expenses as a percentage of sales increased to 5.3% for the first three months of fiscal 1997 from 4.9% for the comparable period of fiscal 1996, primarily as a result of proportionally higher expenses associated with Clonetics products.

     Selling, general and administrative expenses as a percentage of sales increased to 28.4% for the first three months of fiscal 1997 from 27.7% for the comparable period of fiscal 1996, reflecting proportionally higher selling expenses for Clonetics products.

    "Other Income" is comprised of payments received from Boehringer Ingelheim for technology assistance under the terms of its agreement with the Company.

     For fiscal 1996, "Purchased research and development" represents the expensing of in-process research and development acquired as a part of the purchase of Clonetics. "Gain on the sale of product line" represents the gain, before the effect of taxes, as a result of the sale of the EIA and FIAX Product Lines.

      "Provision for income taxes" as a percentage of Income Before Income Taxes was 37.1% for the first quarter of fiscal 1997. For the first quarter of fiscal 1996, the "Provision for income taxes" reflects the lack of income tax benefit associated with the expensing of purchased research and development and favorable treatment of the gain associated with the sale of the Company's diagnostic test kit business. Before the effect of these transactions, the "Provision for income taxes" as a percentage of Income Before Income Taxes was 37.9% for the first three months of fiscal 1996.

Liquidity and Financial Condition

     During the first quarter of fiscal 1997, the Company financed its operations, capital expenditures and product development activities with cash provided by operations and funds available under the Company's revolving credit facility. For the first three months of fiscal year 1997, the Company generated $0.7 million in cash from operating activities compared to $0.1 million for the comparable period of fiscal 1996 primarily as a result of increases in net income and higher charges for depreciation and amortization.

      Total current assets of $33.7 million at January 31, 1997 were essentially unchanged when compared to total current assets of $33.5 million at October 31, 1996. Total current liabilities at January 31, 1997 were $9.8 million compared to $11.3 million at October 31, 1996, such decline due mainly to reductions in accrued salaries and related expenses and accounts payable.

     The Company's investing activities consumed cash of $0.3 million in the first three months of fiscal 1997, primarily as a result of purchases of property, plant and equipment totaling $0.4 million. The Company's investing activities generated cash of $0.7 million in the first three months of fiscal 1996, primarily due to the receipt of $10.4 million in proceeds from the sale of its EIA and FIAX Product Lines offset by the use of $8.2 million to acquire Clonetics. Purchases of property, plant and equipment totaled $0.4 million for the first quarter of fiscal 1996.

      Financing activities consumed cash of $0.6 and $0.5 million for the first three months of fiscal years 1997 and 1996 respectively, reflecting primarily the repayment of amounts outstanding under the Company's various debt facilities.

          At January 31, 1997, the Company's principal short-term cash requirements were to fund the Company's normal working capital needs, consisting primarily of inventories and receivables, to fund capital expenditures and to fund potential acquisitions. At January 31, 1997, the Company had outstanding capital commitments of approximately $1.2 million and $9.0 million was available under the terms of the Company's revolving credit facility. In addition, the Company expects to receive $0.8 million in diagnostic testing instrumentation surcharges as a result of the sale of its EIA and FIAX Product Lines.

                               BIOWHITTAKER, INC.
                           PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits

             11. Statement regarding Computation of Per Share Net Income for the three months ended January 31, 1997.

             27. Summary financial information from interim consolidated statement of income and consolidated balance sheet for the three months ended January 31, 1997.

         (b) Reports on Form 8-K:

                    No reports on Form 8-K were filed for the quarter ended January 31, 1997.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       BIOWHITTAKER, INC.


Date:                                  By  /S/PHILP L. ROHRER, JR.
------------------------                  ------------------------------
                                          Philip L. Rohrer, Jr., Vice President
                                               (Principal Financial Officer)

                               BIOWHITTAKER, INC.
                                  EXHIBIT INDEX

                                                                Sequentially
Exhibit No.           Description                               Numbered Page
-----------           -----------                               -------------

11                   Computation of Per Share Net Income              11

27                   Financial Data Schedule                          12

                                                                    Exhibit 11

                               BIOWHITTAKER, INC.
                       COMPUTATION OF PER SHARE NET INCOME
                  (Dollars in thousands, except per share data)


                                                           For the Three Months
                                                             Ended January 31,
                                                             -----------------
                                                            1997          1996
                                                            ----          ----
Earnings

Net Income/(Loss).....................................    $ 1,267     $ (1,959)
                                                           =======     ========

Average Common and Common Equivalent Shares (in 000)

  Weighted average number of common
     shares outstanding................................    10,759       10,759

  Dilutive Effect of Options and Warrants:

  Stock options included under treasury stock method...       122           96
  Proportional interest rights of Anasco GmbH..........        22           22
                                                          -------       ------
Total..................................................    10,903       10,877
                                                          ========      =======
Net Income/(Loss)Per Share.............................   $ 0 .12      $ (0.18)
                                                          ========      =======




Unaudited
Note:Net income per share determined on a fully diluted basis is not materially different from primary net income per share shown above.