Form 10-K/A
period 1996-10-31
BIOWHITTAKER INC
filed 1997-04-29
CIK 879550

-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  Form 10-K/A-1
(Mark One)
|_| Annual  Report  Pursuant  to  Section  13 or 15(d)  of the  Securities
     Exchange Act of 1934
     (Fee Required)
For the fiscal year ended October 31, 1996
|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     (No Fee Required)
For the transition period from                    to
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

           Securities registered pursuant to Section 12(g) of the Act:
                                      None
    Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |
    The aggregate market value of the voting stock held by non-affiliates of the Registrant at December 31, 1996 was $63,629,672. The aggregate market value was computed by reference to the closing price as of that date. (For purposes of calculating this amount only, all directors, executive officers and greater than 10% shareholders of the Registrant are treated as affiliates.)
    The number of shares outstanding of the Registrant's only class of common stock as of December 31, 1996 was 10,759,199.
                       Documents Incorporated by Reference
                       -----------------------------------
    Portions of the Registrant's definitive Proxy Statement for its annual meeting to be held on March 14, 1997 are incorporated by reference in Part III.
-------------------------------------------------------------------------------

                                         PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

          The following documents are filed as part of this report:
                                                                 Page Reference
                                                                   Form 10-K
                                                                   ---------
(a-1) Financial Statements:
      Consolidated Statements of Income for the three years ended
          October 31,1996                                                 15
      Consolidated Balance Sheets as of October 31, 1996 and 1995.....    16
      Consolidated Statements of Stockholders' Equity for the three
          years ended October 31, 1996................................    17
      Consolidated Statements of  Cash  Flows for the three years ended
          October 31, 1996............................................    18
      Notes to Consolidated Financial Statements......................    19
      Report of Independent Auditors..................................    29
      Audited Financial Statements and Schedules of BioWhittaker, Inc.
      Savings and Stock Investment Plan for the two years
          ended October 31, 1996......................................  Only in
                                                                       10-K/A-1
(a-2) Financial Statement Schedules:
         Schedule II-Valuation and Qualifying Accounts................    F-1

           All supplemental schedules other than as set forth above are omitted as inapplicable or because the required information is included in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.

(a-3) Exhibits:*

     3.1 Certificate of Incorporation of the Registrant.(Exhibit 3.1 to Form 10 General Form for Registration of Securities (the "Form 10") as originally filed with the Securities and Exchange Commission on September 25, 1991.)

     3.2  Bylaws of the Registrant. (Exhibit 3.2 to the Form 10).

     4.1 Form of Certificate of Designation relating to the Registrant's Series A Participating Cumulative Preferred Stock.(Exhibit 4.1 to the
          Form 10).

     4.2 Form of Stockholder Protection Rights Agreement between the Registrant and Bank of Boston, as Rights Agent.(Exhibit 4.2 to Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (the "1995
          Form 10-K")).

  **10.1 BioWhittaker, Inc. 1991 Long-Term Stock Incentive Plan (attached as Annex I to the Form 10).

  **10.2 Form of Employment Agreement between the Registrant and Joseph F. Alibrandi (not renewed for periods after December 31, 1996; (Exhibit
          10.2 to the Form 10)).

    10.3 Stock Purchase Agreement between the Registrant and Anasco GmbH (Exhibit 10.3 to the Form 10).

    10.4 Form of Joint Venture and Partnership Agreement between Boehringer Ingelheim Bioproducts, Inc.and BioWhittaker International, Inc. (Exhibit 10.4 to the Form 10).

    10.4a Amendment dated October 29, 1992 to the  Form of Joint  Venture  and
          Partnership Agreement between Boehringer Ingelheim Bioproducts, Inc. and BioWhittaker International, Inc. (Exhibit 10.4a to Annual Report on Form 10-K for the Fiscal Year Ended October 31, 1992 (the "1992 Form 10-K")).

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

     10.8 Distribution Agreement between Whittaker Corporation and Registrant (Exhibit 2.1 to the Form 10).

     10.9 Tax Agreement between Whittaker Corporation and Registrant (Exhibit
          2.2 to the Form 10).

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

    10.17 BioWhittaker, Inc. Supplemental Executive Retirement Plan.

    10.18 Distributor Agreement between the Registrant and Boehringer Ingelheim BioProducts Partnership.

     11.  Statement Re: Calculation of Net Income Per Share.

     22.  List of Subsidiaries (Exhibit 22 to the Form 10).

     24.  Consent of Independent Auditors - Company Financial Statements.

     24.1 Consent of Independent Auditors - Plan Financial Statements.

     27.  Financial Data Schedule.

     28.1 Stockholder Agreement among the stockholder signatory thereto, Anasco, and the Registrant (Exhibit 28.1 to the Form 10).

     -------------
        *Exhibits followed by a parenthetical reference are incorporated by reference to the document described therein. Upon written request to the Secretary of the Registrant, a copy of any exhibit referred to above will be furnished without charge.
       **Management contract or compensatory plan required to be filed pursuant to Item 14(c) of this Report.

(b) Reports on Form 8-K:

    During the quarter ended October 31, 1996, the Registrant did not file any reports on Form 8-K.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            BIOWHITTAKER, INC.


                                            By: /S/ PHILIP L. ROHRER, JR.
                                            -----------------------------
   Date: April 28, 1997                          Philip L. Rohrer, Jr.
                                                    Vice President

                                      EXHIBIT INDEX


                                                               Sequentially
Exhibit No.            Description                             Numbered Page
-----------            -----------                             -------------

24.1                Consent of Independent Auditors                   8

                        Audited Financial Statements and Schedules

                   BioWhittaker, Inc. Savings and Stock Investment Plan

                          Years ended October 31, 1996 and 1995
                           with Report of Independent Auditors

                   BioWhittaker, Inc. Savings and Stock Investment Plan

                        Audited Financial Statements and Schedules

                          Years ended October 31, 1996 and 1995




                                         Contents



Report of Independent Auditors .................................      1

Audited Financial Statements

Statements of Net Assets Available for Benefits.................      2
Statements of Changes in Net Assets Available for Benefits......      3
Notes to Financial Statements...................................      4
1996 Schedule II - Allocation of Net Assets Available for Benefits
                   to Investment Program........................     11
1995 Schedule II - Allocation of Net Assets Available for Benefits
                   to Investment Programs.........................   12
1996 Schedule III- Allocation of Changes in Net Assets Available
                   for Benefits to Investment Programs.............  13
1995 Schedule III- Allocation of Changes in Net Assets Available
                   for Benefits to Investment Programs.............  14


Supplemental Schedules

Line 27a--Assets Held For Investment Purposes......................  15
Line 27d--Reportable Transactions..................................  16

                         Report of Independent Auditors

Board of Trustees
BioWhittaker Inc. Savings and Stock Investment Plan

We have audited the accompanying statements of net assets available for benefits of BioWhittaker, Inc. Savings and Stock Investment Plan as of October 31, 1996 and 1995, and the related statements of changes in net assets available for benefits for the years then ended. Our audits also included the schedules of allocation of net assets available for benefits to investment programs as of October 31, 1996 and 1995 and allocation of changes in net assets available for benefits to investment programs for the years then ended. These financial statements and schedules are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan at October 31, 1996 and 1995, and the changes in its net assets available for benefits for the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related schedules referred to above present fairly the information set forth therein in compliance with the applicable accounting regulations of the Securities and Exchange Commission.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental schedules of assets held for investment purposes as of October 31, 1996 and reportable transactions for the year then ended, are presented for purposes of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, and are not a required part of the basic financial statements. These supplemental schedules have been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.





March 28, 1997


                                       1

              BioWhittaker, Inc. Savings and Stock Investment Plan

                 Statements of Net Assets Available for Benefits


                                                       October 31
                                                       ----------
                                                   1996         1995
                                                   ----         ----

Assets
Investments, at fair value:
  Unallocated insurance contracts:
     Guaranteed interest account                 $ 1,509,576  $ 1,462,997
  Pooled separate accounts                         3,678,226    2,699,248
  Common Stock:
     BioWhittaker, Inc. common stock               2,712,224    2,550,359
     Whittaker Corporation common stock              193,922      295,641
  Loans to participants                              492,852      490,506
                                                     -------      -------
Total investments                                $ 8,586,800   $7,498,751


Contributions receivable:
     Employee                                              -       25,443
     Employer                                            580       14,438
                                                         ---       ------
                                                         580       39,881

Cash                                                  39,496       46,125
                                                  ----------   ----------
Net assets available for benefits                 $8,626,876   $7,584,757
                                                  ===========  ==========


See accompanying notes.

              BioWhittaker, Inc. Savings and Stock Investment Plan

           Statements of Changes in Net Assets Available for Benefits



                                                            Years ended
                                                             October 31
                                                             ----------
                                                         1996         1995
                                                         ----         ----
Additions
Investment income:
  Interest on loans                                   $  40,781    $ 32,565
  Interest income                                       104,048      99,188
  Net realized gain on sale of common stock              26,362      20,799
                                                         ------      ------
                                                        171,191     152,552

Contributions:
    Employee                                            709,806     708,519
    Employer                                            388,116     385,734
                                                        -------     -------
                                                      1,097,922   1,094,253

Transfer from Clonetics acquisition                     138,659           -
                                                        -------       -----

Total additions                                       1,407,772   1,246,805
                                                      ---------   ---------


Deductions
Benefit payments                                        617,812     577,827
Administrative expenses                                   5,590       3,795
                                                          -----       -----
Total deductions                                        623,402     581,622
                                                        =======     =======


Net unrealized appreciation in fair
  value of investments                                  257,749     588,260
                                                        -------     -------
Net increase                                          1,042,119   1,253,443
                                                      ---------   ---------

Net assets available for benefits at beginning
  of year                                             7,584,757    6,331,314
                                                      ---------    ---------
Net assets available for benefits at end of year    $ 8,626,876  $ 7,584,757
                                                    ===========  ===========


See accompanying notes.

                    BioWhittaker, Inc. Savings and Stock Investment Plan

                                Notes to Financial Statements
                                      October 31, 1996

1. Significant Accounting Policies

Basis of Accounting

The financial statements of the BioWhittaker, Inc. Savings and Stock Investment Plan (the Plan) are prepared on the accrual basis of accounting.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of changes in net assets available for benefits during the reporting period. Actual results could differ from those estimates.

Valuation of Investments

Investments in unallocated insurance contracts are stated at contract value as determined by the insurance company. Contract value represents contributions made under the contract plus interest at the contract rate less funds used to make benefit payments. The effective annual yield for 1996 and 1995 was 6.5% and 6.3%, respectively. The average interest rates of the contracts range from 5.35% to 7.95% in 1996 and from 4.35% to 7.95% in 1995.

Investments in pooled separate accounts are valued at market value as determined by the insurance company.

Investments in common stock are valued at the quoted market value on the valuation date.

The change in the difference between the fair value and the cost of investments is reflected as net unrealized appreciation in fair value of investments in the statements of changes in net assets available for benefits. The difference between the proceeds received and the average cost of common stocks sold are reflected as net realized gain on sale of common stocks in the statements of changes in net assets available for benefits.

Expenses relating to the purchase and sale of BioWhittaker, Inc. and Whittaker Corporation common stock are added to their cost or deducted from their proceeds.

                    BioWhittaker, Inc. Savings and Stock Investment Plan

                          Notes to Financial Statements (continued)


1. Significant Accounting Policies (continued)

Administrative Expenses

Administrative expenses are paid by BioWhittaker, Inc. (the Company), except for certain commissions paid to brokers in connection with the purchase and sale of BioWhittaker, Inc. and Whittaker Corporation common stock.

Reconciliation of Form 5500 to the Audited Financial Statements

Differences between the Form 5500 and the audited financial statements result from differences in the basis of accounting used in the Form 5500 (modified accrual basis), versus that required in the audited financial statements (accrual basis). The "contributions receivable - employee" and "contributions receivable - employer" captions in the Statements of Net Assets Available for Benefits and "contributions - employee" and "contributions - employer" captions in the Statements of Changes in Net Assets Available for Benefits are affected by these differences. Net assets available for benefits at October 31, 1995 in the audited financial statements are $39,881 higher than on the Form 5500 as a result of these differences. There is no difference between net assets available for benefits on the Form 5500 and the audited financial statements at October 31, 1996.

2. Description of the Plan

The Plan is a defined contribution plan qualified under sections 401(a) and 401(k) of the Internal Revenue Code (IRC). The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). The following description of the Plan provides only general information. Participants should refer to the pamphlet, BioWhittaker, Inc. 401 (k)/ Savings and Stock Investment Plan, for a more complete description of the Plan's provisions. Copies of this pamphlet are available from the Company's Human Resources Department.

Eligibility

All full time employees of the Company who have completed one year of service and attained age 21 may participate in the Plan.

                    BioWhittaker, Inc. Savings and Stock Investment Plan

                          Notes to Financial Statements (continued)


2. Description of the Plan (continued)

Contributions

Participants may contribute from 1% to 15% of their gross wages reportable by BioWhittaker, Inc. for federal income tax purposes (including overtime, commissions and bonuses) to any of the thirteen Principal Mutual Life Insurance Company investment options and the BioWhittaker, Inc. common stock account. Assets held in Whittaker Corporation common stock at October 31, 1996 and 1995 are remaining from the transfer of net assets from the Whittaker Corporation plan since no current contributions can be invested in Whittaker Corporation common stock. The Company matches from 50% to 75% of participant contributions up to 6% of their income. The Company match is invested in the BioWhittaker, Inc. common stock account.

Participants are immediately vested in contributions made through payroll deductions, deposits made for Company matching contributions, and the actual earnings thereon.

Transfer from Clonetics Acquisition

On January 17, 1996 the Company acquired Clonetics Corporation. As a result of this acquisition, participants in the Clonetics 401(k) Plan that were employed by the Company became participants in the Plan at the date of the acquisition. All of the net assets from the Clonetics 401(k) Plan wre transferred into the Plan.

Benefit Payments

Benefit payments are restricted to retirement, early retirement, termination of employment, death, or disability.

Amounts allocated to accounts of persons who have withdrawn from participation in the earnings and operations of the Plan totaled $479,655 and $221,355 at October 31, 1996 and 1995, respectively. Such amounts are included in net assets available for benefits.

Participant Loans

Participants may borrow from their account balance without regard to the intended use of the funds. Loans are limited to 50% of the participant's vested account balance, up to a maximum of $50,000. The loans are collateralized by the participant's account balance and are accounted for as a specific investment of the borrowing participant's account. Loan repayments are made through regular payroll deductions. Interest on loan repayments is allocated to the investment options of that individual participant's account in the same manner elected for contribution allocations which are in effect at the time of repayment. Loans for reasons other than the purchase of a primary residence are to repaid within five years.

                     BioWhittaker, Inc. Savings and Stock Investment Plan

                          Notes to Financial Statements (continued)


3. Investments

During 1996 and 1995, the Plan's investments (including investments bought and sold, as well as held during the year) appreciated in fair value by $284,111 and $609,059 respectively, as follows:

                                 October 31, 1996         October 31, 1995
                                 ----------------         ----------------
                                     Net
                                 Appreciation /               Net
                                 (Depreciation)           Appreciation
                                   in Fair    Fair Value    in Fair   Fair Value
                                    Value       at End       Value      at End
                                 During Year   of Year     During Year  of Year
                                 -----------   -------     -----------  -------
Fair value determined by
insurance company:
Unallocated insurance contract
 at contract value:
 Guaranteed interest account      $   (1,175) $ 1,509,576*    $   -  $1,462,997*
Pooled separate accounts:
  U.S. stock account                   8,523       77,065     1,067      10,112
  Money market account                     -      230,895         -     103,773
  Real estate account                    537        8,149       147       4,159
  Private bond & mortgage account     38,498      657,898*   81,335     608,799*
  International stock account         20,714      139,810     3,921      89,527
  Government securities account        1,006       20,121       209       3,932
  Stock index account                373,189    1,992,973*  329,774   1,571,253*
  Value stock account                 20,366      173,949    14,089      84,441
  Small company stock account         18,207      117,725    13,923      96,755
  Growth stock account                30,197      202,225    20,362     110,864
  Bond emphasis balanced account       1,199       24,118       154       2,331
  Stock emphasis balanced account      3,308       33,298     1,005      13,302
Fair value determined by quoted
  market price:
 Common stock:
  BioWhittaker, Inc.                (144,866)   2,712,224*   109,988  2,550,359*
  Whittaker Corporation              (85,592)     193,922     33,085    295,641
Other:
  Loans to participants                    -      492,852*         -    490,506*
                                      -------     --------     ------   -------
                                    $284,111  $ 8,586,800  $ 609,059 $7,498,751
                                    ========  ===========  ========= ==========


*Represents individual investments that represent 5% or more of the Plan's net assets at October, 31.

                 BioWhittaker, Inc. Savings and Stock Investment Plan

                       Notes to Financial Statements (continued)


3. Investments (continued)

Interest income reported by the trustee for the plan years ended October 31, 1996 and 1995 was $104,048 and $99,188, respectively, on the Guaranteed interest and Money market accounts.

4. Plan Termination

Although the Company has not expressed any intention to do so, it has the right to discontinue its contributions and to terminate the Plan at any time subject to the provisions of ERISA. Upon termination of the Plan, all interests of the participants not previously vested would become fully vested and nonforfeitable and the net assets of the Plan would be distributed to participants based upon individual equities in the Plan.

5. Income Tax Status

The Internal Revenue Service ruled on May 12, 1995 that the Plan qualifies under
Section 401(a) of the Internal Revenue Code (IRC) and, therefore, the related trust is not subject to tax under present income tax law. Once qualified, the Plan is required to operate in conformity with the IRC to maintain its qualifications. The Plan's management is not aware of any course of action or series of events that have occurred that might adversely affect the Plan's qualified status.

BioWhittaker, Inc. Savings and Stock Investment Plan

Schedule II - Allocation of Net Assets Available for Benefits to Investment
                  Programs

October 31, 1996

                                                                              Contributions                   Net assets
                                                Loans to          Total         Receivable                  available for
                                  Investments  Participants     Investment   employee  employer     Cash       benefits
                                  -----------  ------------     ----------   --------  --------     ----       --------
Assets
Investments:
Unallocated insurance contracts:
 Guaranteed interest account ...   $1,509,576   $     --       $1,509,576     $ --       $ --      $ 39,496    $ 1,549,072
Pooled separate accounts:
 U.S. stock account ............       77,065         --           77,065       --         --            --           77,065
 Money market account ..........      230,895         --          230,895       --         --            --          230,895
 Real estate account ...........        8,149         --            8,149       --         --            --            8,149
 Private market bond and
   mortgage account ............      657,898         --          657,898       --         --            --          657,898
 International stock account ...      139,810         --          139,810       --         --            --          139,810
 Government securities account .       20,121         --           20,121       --         --            --           20,121
 Stock index account ...........    1,992,973         --        1,992,973       --         --            --        1,992,973
 Value stock account ...........      173,949         --          173,949       --         --            --          173,949
 Small company stock account ...      117,725         --          117,725       --         --            --          117,725
 Growth stock account ..........      202,225         --          202,225       --         --            --          202,225
 Bond emphasis balanced account        24,118         --           24,118       --         --            --           24,118
 Stock emphasis balanced account       33,298         --           33,298       --         --            --           33,298
Common Stock:
 BioWhittaker, Inc. common stock    2,712,224         --        2,712,224       --        580            --        2,712,804
 Whittaker Corp. common stock ..      193,922         --          193,922       --         --            --          193,922
Unallocated to specific Plan
    investment programs .........          --    492,852          492,852       --         --            --          492,852
Total ..........................  $ 8,093,948  $ 492,852       $8,586,800      $ --       $580       $39,496      $ 8,626,876
                                   ==========   =========        =========      ====       ====        ======     ===========



BioWhittaker, Inc. Savings and Stock Investment Plan

     Schedule II - Allocation of Net Assets Available for Benefits to Investment
                    Programs

October 31, 1995


                                                                               Contributions                  Net assets
                                                Loans to          Total          Receivable -               available for
                                  Investments  Participants     Investment   employee  employer     Cash       benefits
                                  -----------  ------------     ----------   --------  --------     ----       --------
Assets
Investments:
Unallocated insurance contracts:
  Guaranteed interest account...   $1,462,997    $    --        $1,462,997     $ 7,090     $   --      $ 46,125     $ 1,516,212
Pooled separate accounts:
 U.S. stock account ............       10,112         --            10,112         159         --           --           10,271
 Money market account ..........      103,773         --           103,773         614         --           --          104,387
 Real estate account ...........        4,159         --             4,159         108         --           --            4,267
 Private market bond and
   mortgage account ............      608,799         --           608,799       2,719         --           --          611,518
 International stock account ...       89,527         --            89,527         771         --           --           90,298
 Government securities account .        3,932         --             3,932         132         --           --            4,064
 Stock index account ...........    1,571,253         --         1,571,253       6,441         --           --        1,577,694
 Value stock account ...........       84,441         --            84,441         556         --           --           84,997
 Small company stock account ...       96,755         --            96,755         572         --           --           97,327
 Growth stock account ..........      110,864         --           110,864       1,052         --           --          111,916
 Bond emphasis balanced account         2,331         --             2,331          80         --           --            2,411
 Stock emphasis balanced account       13,302         --            13,302         256         --           --           13,558
Common Stock:
 BioWhittaker, Inc. common stock    2,550,359         --         2,550,359       4,893     14,438           --        2,569,690
 Whittaker Corp. common stock ..      295,641         --           295,641          --         --           --          295,641
Unallocated to specific Plan
    investment programs ........           --    490,506           490,506          --         --           --          490,506
Total ..........................  $ 7,008,245  $ 490,506       $ 7,498,751     $25,443    $14,438     $ 46,125      $ 7,584,757
                                   ==========  =========         =========      ======    =======      =======      ===========


BioWhittaker, Inc. Savings and Stock Investment Plan

Schedule III - Allocation of Changes in Net Assets Available
            for Benefits to the Investment Programs

Year ended October 31, 1996



                                    Guaranteed               Money
                                     Interest   U.S. Stock   Market  Real Estate
                                      Account     Account    Account   Account
                                      -------     -------    -------   -------
Additions
Investment income:
   Interest on loans                 $      -     $    -     $    -    $    -
   Interest income                     98,005          -      6,043         -
   Net realized (loss)/gain
    on sale of common stocks                -          -          -         -
                                       ------     ------     ------     -----
                                       98,005          -      6,043         -
Contributions:
   Employee                           149,465     21,360     22,877     4,581
   Employer                                 -          -          -         -
                                      -------     ------     ------     -----
                                      149,465     21,360     22,877     4,581

Transfer from Clonetics merger          3,761      3,849     44,367         -

Total additions                       251,231     25,209     73,287     4,581
                                      -------     ------     ------     -----


Deductions
Benefit payments                      146,281      5,509   239,777       165
Administrative expenses                   631          3       128         1
                                        -----      -----    ------      ----
Total deductions                      146,912      5,512   239,905       166


Net unrealized (depreciation)/
  appreciation in fair value
  of investments                       (1,175)     8,523         -       537
Interfund transfers                   (70,284)    38,574   293,126    (1,070)
                                       ------     ------   -------    ------
Net increase /(decrease)               32,860     66,794   126,508     3,882

Net assets available for
  benefits at beginning of year     1,516,212     10,271   104,387     4,267
                                    ---------     ------   -------     -----
Net assets available for benefits
  at end of year                   $1,549,072   $ 77,065  $230,895   $ 8,149
                                    =========   ========  ========   =======


* Amount included in unallocated to specific Plan investment programs since investment in Whittaker Corporation common stock is not an investment option.


                                    11a

                                Private Market
                                  Bond and  International  Government    Stock
                                  Mortgage     Stock       Securities    Index
                                  Account     Account       Account     Account
Additions                         -------     -------       -------     -------
Investment income:
   Interest on loans             $      -     $     -      $     -       $    -
   Interest income                      -           -            -            -
   Net realized (loss)/gain
    on sale of common stocks            -           -            -            -
                                   ------       -----       ------        -----
Contributions:                          -           -            -            -

   Employee                        66,806      24,780       11,075      154,413
   Employer                             -           -            -            -
                                   ------      ------       ------      -------
                                   66,806      24,780       11,075      154,413

Transfer from Clonetics merger      8,836       6,816        8,836       34,280

Total additions                    75,642      31,596       19,911      188,693
                                   ------      ------       ------      -------

Deductions
Benefit payments                   49,083       3,900          619      102,665
Administrative expenses                93          13            -          244
                                   ------       -----       -------     -------
Total deductions                   49,176       3,913          619      102,909
                                   ------       -----          ---      -------

Net unrealized (depreciation)/
  appreciation in fair value
  of investments                   38,498      20,714        1,006      373,189
Interfund transfers               (18,584)      1,115       (4,241)     (43,694)
                                  -------       -----       ------      -------
Net increase/(decrease)            46,380      49,512       16,057      415,279

Net assets available for
  benefits at beginning of year   611,518      90,298        4,064    1,577,694
                                  -------      ------        -----    ---------
Net assets available for
  benefits at end of year       $ 657,898   $ 139,810    $  20,121  $ 1,992,973
                                 ========   =========    =========   ==========

                                      11b

                                                                       Bond
                                   Value   Small Company  Growth     Emphasis
                                    Stock      Stock       Stock     Balanced
                                   Account    Account     Account     Account
                                   -------    -------     -------     -------
Additions
Investment income:
   Interest on loans               $     -    $    -     $    -       $    -
   Interest income                       -         -          -            -
   Net realized (loss)/gain              -         -          -            -
    on sale of common stocks        ------     -----      -----        -----
                                         -         -          -            -
Contributions:
   Employee                         32,032   29,832      43,194       14,552
   Employer                              -        -           -            -
                                    ------   ------      ------       ------
                                    32,032   29,832      43,194       14,552

Transfer from Clonetics merger       3,849    7,264       4,297        9,089
                                     -----    -----       -----        -----

Total additions                     35,881   37,096      47,491       23,641
                                    ------   ------      ------       ------

Deductions
Benefit payments                     1,598    10,981      6,640        1,054
Administrative expenses                 11        18         30            -
                                     -----    ------      -----        -----
Total deductions                     1,609    10,999      6,670        1,054
                                     -----    ------      -----        -----

Net unrealized (depreciation)/
  appreciation in fair value
  of investments                    20,366    18,207     30,197        1,199
Interfund transfers                 34,314   (23,906)    19,291       (2,079)
                                    ------   -------     ------       ------
Net increase /(decrease)            88,952    20,398     90,309       21,707

Net assets available for
  benefits at beginning of year     84,997    97,327    111,916        2,411
                                    ------    ------    -------        -----

Net assets available for benefits
  at end of year                 $ 173,949  $117,725   $202,225    $ 24,118
                                 =========  ========   ========    ========

                                      11c

                                  Stock    BioWhittaker,  Unallocated
                                 Emphasis   Common       to specific Plan
                                 Balanced    Stock         Investment
                                 Account   Account          programs     Total
                                 -------   -------      --------------  ------
Additions
Investment income:
   Interest on loans              $   -       $     -    $  40,781    $  40,781
   Interest income                    -             -            -      104,048
   Net realized (loss)/gain
    on sale of common stocks          -        (1,945)      28,307*      26,362
                                   -----       ------       ------       ------
                                      -        (1,945)      69,088      171,191

Contributions:
   Employee                      12,439       122,400            -      709,806
   Employer                           -       388,116            -      388,116
                                 ------       -------        -----      -------
                                 12,439       510,516            -    1,097,922

Transfer from Clonetics merger    3,415             -            -      138,659

Total additions                  15,854       508,571       69,088    1,407,772
                                 ------       -------       ------    ---------

Deductions
Benefit payments                    130        27,822       21,588      617,812
Administrative expenses               -         3,944          474        5,590
                                  -----         -----       ------        -----
Total deductions                    130        31,766       22,062      623,402
                                  =====        ======       ======      =======

Net unrealized (depreciation)/
  appreciation in fair value
  of investments                  3,308      (142,921)    (113,899)     257,749
Interfund transfers                 708      (190,770)     (32,500)           -
                                 ------      --------      -------     --------
Net increase /(decrease)         19,740       143,114      (99,373)   1,042,119

Net assets available for
  benefits at beginning of year  13,558     2,569,690      786,147    7,584,757
                                 ------     ---------      -------    ---------
Net assets available for
  benefits at end of year      $ 33,298   $ 2,712,804   $  686,774  $ 8,626,876
                               ========   ===========   ==========  ===========



                                       11d

BioWhittaker, Inc. Savings and Stock Investment Plan

Schedule III - Allocation of Changes in Net Assets Available
            for Benefits to the Investment Programs

Year ended October 31, 1995



                                    Guaranteed               Money
                                     Interest   U.S. Stock   Market  Real Estate
                                      Account     Account    Account   Account
                                      -------     -------    -------   -------
Additions
Investment income:
   Interest on loans                 $      -     $    -     $    -    $    -
   Interest income                     94,458          -      4,730         -
   Net realized (loss)/gain
    on sale of common stocks                -          -          -         -
                                       ------     ------     ------     -----
                                       94,458          -      4,730         -
Contributions:
   Employee                           208,054      4,388     25,989     2,981
                                      -------      -----     ------     -----
   Employer                                 -          -          -         -
                                      -------     ------     ------     -----
                                      208,054      4,388     30,719    2,981

Total additions                       302,512      4,388     25,989     2,981
                                      -------      -----     ------     -----

Deductions
Benefit payments                      167,519          -   211,270         -
Administrative expenses                   396          -        21         -
                                          ---      -----   ------     -----
Total deductions                      167,915          -   211,291         -
                                      =======      ======  =======      ====
Net unrealized (depreciation)/
  appreciation in fair value
  of investments                             -      1,067         -      147
Interfund transfers                   (53,017)      3,799   235,400    1,067
                                       -------     ------   -------   ------
Net increase /(decrease)               81,580      9,254     54,828    4,195

Net assets available for
  benefits at beginning of year     1,434,632      1,017     49,559       72
                                    ---------     ------    -------    -----
Net assets available for
  benefits at end of year          $1,516,212   $ 10,271  $104,387   $ 4,267
                                    ==========  ========  ========   =======


* Amount included in unallocated to specific Plan investment programs since investment in Whittaker Corporation common stock is not an investment option.


                                       12a

                                Private Market
                                  Bond and  International  Government    Stock
                                  Mortgage     Stock       Securities    Index
                                  Account     Account       Account     Account
Additions                         -------     -------       -------     -------
Investment income:
   Interest on loans             $      -     $     -      $     -       $    -
   Interest income                      -           -            -            -
   Net realized (loss)/gain
    on sale of common stocks            -           -            -            -
                                    -----      ------       ------       ------
                                        -           -            -            -
Contributions:
   Employee                        72,138      21,022        3,642      170,996
   Employer                             -           -            -            -
                                   ------      ------       ------      -------
                                   72,138      21,022        3,642      170,996

Total additions                    72,138      21,022        3,642      170,996
                                   ------      ------        -----      -------

Deductions
Benefit payments                   55,493       3,098            -      101,257
Administrative expenses                62           -            -           99
                                   ------       -----       -------     -------
Total deductions                   55,555       3,098            -      101,356

Net unrealized (depreciation)/
  appreciation in fair value
  of investments                   81,335       3,921          209      329,774
Interfund transfers                (4,059)     23,721          111      (75,385)
                                  -------       -----       ------      -------
Net increase/(decrease)            93,859      45,566        3,962      324,029

Net assets available for
  benefits at beginning of year   517,659      44,732          102    1,253,665
                                  -------      ------        -----    ---------
Net assets available for
  benefits at end of year       $ 611,518    $ 90,298     $  4,064  $ 1,577,694
                                 ========    ========      =======   ==========

                                      12b

                                                                       Bond
                                   Value   Small Company  Growth     Emphasis
                                    Stock      Stock       Stock     Balanced
                                   Account    Account     Account     Account
                                   -------    -------     -------     -------
Additions
Investment income:
   Interest on loans               $     -    $    -     $    -       $    -
   Interest income                       -         -          -            -
   Net realized (loss)/gain
    on sale of common stocks             -         -          -            -
                                     -----     -----      -----        -----
Contributions:                           -         -          -            -
   Employee                         15,084   15,769      29,183        2,205
   Employer                              -        -           -            -
                                    ------   ------      ------       ------
                                    15,084   15,769      29,183        2,205

Total additions                     15,084   15,769      29,183        2,205
                                    ------   ------      ------        -----

Deductions
Benefit payments                       195       404      1,511          569
Administrative expenses                  -         -          -            -
                                     -----    ------      -----        -----
Total deductions                       195       404      1,511          569
                                     =====    ======      =====        =====
Net unrealized (depreciation)/
  appreciation in fair value
  of investments                    14,089    13,923     20,362          154
Interfund transfers                 22,647    27,538     18,471          585
                                    ------   -------     ------       ------
Net increase /(decrease)            51,625    56,826     66,505        2,375

Net assets available for
  benefits at beginning of year     33,372    40,501     45,411           36
                                    ------    ------     ------        ------
Net assets available for benefits
  at end of year                  $ 84,997  $ 97,327   $111,916      $ 2,411
                                  =========  ========   ========    ========

                                  12c

                                  Stock    BioWhittaker,  Unallocated
                                 Emphasis   Common       to specific Plan
                                 Balanced    Stock         Investment
                                 Account   Account          programs     Total
                                 -------   -------      --------------  ------
Additions
Investment income:
   Interest on loans              $   -       $     -    $  32,565    $  32,565
   Interest income                    -             -            -       99,188
   Net realized (loss)/gain
    on sale of common stocks          -        (4,047)      24,846*      20,799
                                   -----       ------       ------       ------
                                      -        (4,047)      57,411      152,552

Contributions:
   Employee                       6,813       130,255            -      708,519
   Employer                           -       385,734            -      385,734
                                 ------       -------        -----      -------
                                  6,813       515,989            -    1,094,253

Total additions                   6,813       511,942       57,411    1,246,805
                                  -----       -------       ------    ---------


Deductions
Benefit payments                      -        14,312       22,199      577,827
Administrative expenses               -         2,925          292        3,795
                                  -----         -----       ------        -----
Total deductions                      -        17,237       22,491      581,622
                                  -----        ------       ------      -------


Net unrealized (depreciation)/
  appreciation in fair value
  of investments                  1,005       114,035        8,239      588,260
Interfund transfers               3,411      (168,760)     (35,529)           -
                                 ------      --------      -------     --------
Net increase /(decrease)         11,229       439,980        7,630    1,253,443

Net assets available for
  benefits at beginning of year   2,329     2,129,710      778,517    6,331,314
                                 ------     ---------      -------    ---------
Net assets available for
  benefits at end of year      $ 13,558   $ 2,569,690   $  786,147  $ 7,584,757
                               ========   ===========    ==========  ===========



                                      12d

                           Supplemental Schedules

       BioWhittaker, Inc. Savings and Stock Investment Plan
           Line 27a--Assets Held For Investment Purposes
                         October 31, 1996


Identity of Party and Description of Investment
Including Maturity Date, Fair Rate of Interest,                        Fair
Collateral, Par of Maturity Value                          Cost*       Value
---------------------------------------------------        -----       -----
Principal Mutual Life Insurance Company
   Unallocated insurance contracts:
     Guaranteed interest accounts:
        3 year interest deposit - maturity date
         10/31/96 at 5.83%-5.90%                           $ 86,750    $ 86,750
        5 year interest deposit - maturity date
         10/31/96 at 7.61%-7.95%                            484,630     484,630
        3 year interest deposit - maturity date
         10/31/97 at 6.88%-7.10%                            436,561     436,561
        5 year interest deposit - maturity date
         10/31/97 at 5.35%-5.62%                             86,409      86,075
        3 year interest deposit - maturity date
         10/31/98 at 5.35%-5.88%                            125,086     124,619
        5 year interest deposit - maturity date
         10/31/98 at 6.56%                                   81,454      81,448
        5 year interest deposit - maturity date
         10/31/99 at 6.97%-7.75%                            117,593     117,590
        5 year interest deposit - maturity date
         10/31/00 at 5.93%                                   92,268      91,903
                                                             ------      ------
                                                          1,510,751   1,509,576
 Principal Mutual Life Insurance Company
     Pooled separate accounts:
        U.S. stock account                                   68,475      77,065
        Money market account                                228,423     230,895
        Real Estate account                                   7,538       8,149
        Private market bond & mortgage account              520,555     657,898
        International stock account                         117,336     139,810
        Government securities account                        19,210      20,121
        Stock index account                               1,255,992   1,992,973
        Value stock account                                 139,992     173,949
        Small company stock account                         101,786     117,725
        Growth stock account                                158,089     202,225
        Bond emphasis balanced account                       23,122      24,118
        Stock emphasis balanced account                      29,179      33,298
                                                             ------      ------
                                                          2,669,697   3,678,226


BioWhittaker, Inc.       Common stock 380,663 shares      3,485,745   2,712,224
Whittaker Corporation    Common stock 13,729 shares         150,835     193,922
Loans to participants    Interest rates range from
                         7.00% to 11.50% due 03/06/97
                         through 05/29/08                   492,852     492,852
                                                            -------     -------
                                                         $8,309,880  $8,586,800
                                                         ==========  ==========


* Principal Mutual Life Insurance Company maintains its records on a contract and fair value basis respectively; therefore, cost basis information is not available but has been estimated by the insurance company.

              BioWhittaker, Inc. Savings and Stock Investment Plan

                        Line 27d--Reportable Transactions

                           Year ended October 31, 1996


Category  (iii) - Series of  security  transactions  in excess of 5% of plan net
--------------------------------------------------------------------------------
assets - Sales:
---------------

                           Total                         Fair Value
Identity of Party and    Number of   Selling  Cost of    of Asset on       Net
Description of Assets      Sales    Price      Asset   Transaction Date   Gain
---------------------      -----    -----      -----   ----------------   ----
Principal Mutual Life Insurance Company

  Money Market Account      65    $454,634    $449,749     $454,634     $4,885

  Guaranteed Interest
      Account               80     300,766                  300,766

  Stock Index               45     230,544     150,655      230,544     79,889
      Account





Category  (iii) - Series of  security  transactions  in excess of 5% of plan net
--------------------------------------------------------------------------------
assets - Purchases:
-------------------

                           Total                    Fair Value
Identity of Party and    Number of    Purchase      of Asset on
Description of Assets    Purchases     Price       Transaction Date
---------------------    ---------    -------     ----------------
Principal Mutual Life Insurance Company

  Money Market Account      53       $575,712         $575,712

  Guaranteed Interest
      Account               32        250,515          250,515

  Stock Index               39        279,075          279,075
      Account









There were no category (i), (ii) or (iv) reportable transactions for the year ended October 31, 1996.