Form 10-Q
period 1997-04-30
BIOWHITTAKER INC
filed 1997-06-10
CIK 879550

June 10, 1997


Securities and Exchange Commission
Judiciary Plaza
450 Fifth Street, N.W.
Washington, DC  20549

     Re:  BioWhittaker, Inc. (the "Company")
          10-Q for the Quarterly Period Ended April 30, 1997

Dear Ladies and Gentlemen:

     For filing with the Securities and Excahnge Commission pursuant to Instruction G of Form 10-Q is an electronicallyh transmitted copy with exhibits of the Company's Quarterly Report.

     Please acknowledge receipt of this filing.


/s/F. Dudley Staples, Jr.
-------------------------
F. Dudley Staples, Jr.
Secretary and General Counsel


cc:  Mr. Philip L. Rohrer, Jr. (w/encl.)
     File

---------------------------------------------------------------------------

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-Q
                                 (Mark One)



|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended April 30, 1997

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


                               (301) 898-7025
                               --------------
            (Registrant's telephone number, including area code)



     Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                        |X|    Yes      |_|  No

     The number of shares outstanding of the Registrant's only class of common stock as of April 30, 1997 was 10,760,866.

------------------------------------------------------------------------------

Part I. Financial Information
     Item 1. Financial Statements

                             BIOWHITTAKER, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
               (Dollars in thousands, except per share data)

                                    For the Three Months    For the Six Months
                                    --------------------    ------------------
                                        Ended April 30,       Ended April 30,
                                        ---------------       ---------------
                                       1997       1996         1997      1996
                                       ----       ----         ----      ----

Sales..............................  $ 14,901   $ 13,559    $ 27,932  $ 25,471
Costs and expenses
Cost of sales .....................     7,472      7,187      14,142    13,665
  Research and development.........       709        649       1,395     1,234
  Selling, general and administrative   4,127      3,736       7,823     7,031
                                      -------   --------    --------   -------
                                       12,308     11,572      23,360    21,930
                                      -------   --------    --------   -------

Income From Operations.............     2,593     1,987       4,572     3,541

Other (income)/expenses
  Purchased research and development       --        --          --     4,000
  Gain on sale of product line.....        --        --          --    (1,322)
  Other income ....................       (90)      (90)       (181)     (181)
  Interest.........................        (2)       60          47       159
  Loss/(Gain) on foreign currency
     transactions .................         7        (8)         13        28
                                      --------   -------    --------  -------
                                          (85)      (38)       (121)    2,684
                                      --------   -------    --------  --------
Income Before Income Taxes.........     2,678      2,025      4,693       857
Provision for income taxes.........       978        658      1,726     1,449
                                      -------    -------    --------  --------

Net Income/(Loss)..................  $  1,700   $  1,367   $  2,967   $  (592)
                                     ========   ========   ========   ========

Net Income/(Loss) Per Share........  $   0.16   $   0.13   $   0.27   $ (0.05)
                                     ========   ========   ========   ========

Average common and common equivalent
 shares outstanding (in thousands)     10,935    10,906      10,920    10,891
                                      =======   =======     =======   =======





Unaudited
See Notes to Consolidated Financial Statements

                             BIOWHITTAKER, INC.
                        CONSOLIDATED BALANCE SHEETS
                           (Dollars in thousands)

                                                April 30,     October 31,
                                                ---------     -----------
                                                   1997           1996
                                                   ----           ----

ASSETS

CURRENT ASSETS
Cash and cash equivalents.....................   $    2,853   $     701
Accounts receivable...........................        8,147       8,623
Other receivables.............................          790       1,233
Inventories...................................       22,323      21,114
Prepaid expenses..............................        2,314       1,687
Deferred income taxes ........................          126         119
                                                  ---------   ---------
 Total Current Assets.........................       36,553      33,477
                                                  ---------   ---------

PROPERTY, PLANT AND EQUIPMENT.................       33,919      33,595
Less accumulated depreciation and amortization       17,421      16,808
                                                  ---------   ---------
                                                     16,498      16,787

INTANGIBLE ASSETS.............................       13,766      12,511
Less accumulated amortization.................        2,293       1,698
                                                  ---------   ---------
                                                     11,473      10,813

OTHER ASSETS..................................           78          78
                                                  ---------   ---------
                                                 $   64,602  $   61,155
                                                 ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable.................................   $      --    $    300
Current portion of long-term debt.............          761         291
Accounts payable..............................        4,327       3,857
Accrued liabilities...........................        5,402       6,483
Income taxes payable..........................        1,290         321
                                                 ----------  ----------
 Total Current Liabilities....................       11,780      11,252
                                                 ----------  ----------

LONG-TERM DEBT................................        1,551       1,443
                                                 ----------  ----------
DEFERRED INCOME TAXES.........................        1,504       1,669
                                                 ----------  ----------

STOCKHOLDERS' EQUITY
Common stock..................................          108         108
Additional paid-in capital....................       26,397      26,389
Retained earnings.............................       23,280      20,313
Translation adjustment........................          (18)        (19)
                                                 -----------  ---------
     Total Stockholders' Equity...............       49,767      46,791
                                                 ----------  ----------
                                                 $   64,602  $   61,155
                                                 ==========  ==========


April 30, 1997 - Unaudited
See Notes to Consolidated Financial Statements

                               BIOWHITTAKER, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                      For the Six Months
                                                      ------------------
                                                        Ended April 30,
                                                        ---------------
                                                        1997      1996
                                                        ----      ----
OPERATING ACTIVITIES

Net income/(loss).................................  $  2,967   $   (592)
Adjustments to reconcile net income/(loss) to
   net cash provided by operating activities:
   Depreciation and amortization..................     1,896      1,681
   Purchased research and development.............        --      4,000
   Gain on sale of product line...................        --     (1,322)
   Deferred income taxes..........................      (172)       (51)
   Loss on disposal of property, plant and equipment      16         17
   Changes in operating assets and liabilities,
     excluding the affect of acquisitions:
       Accounts receivable........................       476        477
       Inventories................................    (1,209)       235
       Prepaid expenses and other assets..........      (345)    (1,605)
       Prepaid royalty payment....................      (375)    (1,100)
       Accounts payable and accrued liabilities...       358       (120)
                                                     --------   -------
   Net Cash Provided by Operating Activities......      3,612     1,620
                                                     --------   -------

INVESTING ACTIVITIES
Purchases of property, plant and equipment........    (1,028)    (1,534)
Proceeds from sale of product line................       536     11,914
Purchase of Clonetics, net of cash received.......        --     (8,226)
                                                      -------   -------
   Net Cash (Used in)/Provided by Investing
      Activities .................................      (492)     2,154
                                                      --------  -------

FINANCING ACTIVITIES
Net payments of notes payable.....................      (300)      (900)
Payment of long-term debt.........................      (422)    (1,640)
Other.............................................      (246)     ( 123)
                                                      -------   -------
   Net Cash Used in Financing Activities..........      (968)    (2,663)
                                                      -------   -------
   Net Change In Cash and Cash Equivalents........      2,152     1,111
   Cash and Cash Equivalents At Beginning Of Year         701       359
                                                      -------   -------
   Cash and Cash Equivalents At End Of Period ....    $ 2,853   $ 1,470
                                                      =======   =======
Supplemental  disclosure of cash flow  information:
Cash paid during the period for:

     Interest.....................................    $  127    $   257
                                                      =======   =======
     Income taxes.................................    $  929    $ 1,724
                                                      =======   =======


Notes
   1.In connection  with the acquisition of all of the common stock of Clonetics
     Corporation for $8,733 in cash, the Company acquired assets with a value of $8,236, assumed liabilities of $3,503 and expensed $4,000 of purchased research and development.

Unaudited
See Notes to Consolidated Financial Statements

                               BIOWHITTAKER, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Thousands, Except Per Share Data)


   Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended April 30, 1997 are not necessarily indicative of the results that may be expected for the year ending October 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended October 31, 1996 for BioWhittaker, Inc. and its subsidiaries ("the Company" or "BioWhittaker").

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

   In February 1997, the Financial Accounting Standards Board issued Statement No. 128 Earnings per Share, which is required to be adopted in fiscal year 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of basic and fully diluted earnings per share is not expected to be material.

   Inventories: Inventories consisted of the following:

                                                    April 30,   October 31,
                                                   ----------   -----------
                                                       1997         1996
                                                       ----         ----
   Raw material...........................        $   4,487       $  4,050
   Work in process........................            7,701          7,323
   Finished goods.........................           10,135          9,741
                                                   --------       --------
                                                  $  22,323       $ 21,114
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

   BioWhittaker also agreed to provide to Carter's customers certain diagnostic testing instrumentation associated with the EIA and FIAX product lines and to service the equipment for up to two years. The equipment surcharge typically paid on each kit purchased by customers will be collected by Carter and periodically remitted to the Company in the amount of approximately $1,585, the book value of such diagnostic equipment owned by the Company at closing. As of April 30, 1997, Carter owed the Company $0.5 million of such book value.

   As a result of this transaction, BioWhittaker recorded a pre-tax gain of $2,261 on its Consolidated Statement of Income for fiscal 1996, which includes the write-off of approximately $2,200 of unamortized cost of patents and goodwill. A pre-tax gain of $1,322 was recognized in the Company's Consolidated Statement of Income for the six months ended April 30, 1996.

   The following table presents proforma consolidated results of operations for the three and six months ended April 30, 1996 and 1997, assuming that the purchase of Clonetics Corporation and the sale of the diagnostic test kit business to Carter-Wallace, Inc. had occurred at the beginning of each of the respective fiscal periods.

                                   For the Three Months      For the Six Months
                                   --------------------      ------------------
                                      Ended April 30,          Ended April 30,
                                    -----------------         -----------------
                                     1996         1997       1996        1997
                                     ----         ----       ----        ----
   Sales.......................   $  14,901   $  13,559    $ 27,932  $  25,300
   Net Income..................   $   1,700   $   1,367    $  2,967  $   2,072
   Net Income Per Share........   $    0.16   $    0.13    $   0.27  $    0.19

   The above proforma information is presented for illustrative purposes only and is not necessarily indicative of the operating results had both the acquisition of Clonetics Corporation and the sale to CarterWallace, Inc. occurred as of November 1, 1995 and November 1, 1996.

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Overview

     The discussion below contains certain forward-looking statements that involve risks and uncertainties concerning the future Results of Operations of BioWhittaker, Inc. Actual results could differ materially from those discussed. In evaluating such statements, readers should specifically consider risk factors identified under the caption "Factors Affecting Future Operating Results" contained in the Company's annual report on Form 10-K for the fiscal year ended October 31, 1996. Readers should also consider the information contained under the caption "Recent Developments".

Results of Operations

Revenue Summary

       BioWhittaker's sales are derived from three principal product lines; cell culture products, endotoxin detection products and clinical diagnostic testing products. Sales for the three month and six month periods ended April 30 are shown in the following table:
                                             Three Months        Six Months
                                             ------------        ----------
                                           Ended April 30,     Ended April 30,
                                           ---------------     ---------------
                                          1997        1996      1997     1996
                                          ----        ----      ----     ----
                                                     (In thousands)
   Cell culture products...............  $ 9,659   $  7,837  $ 17,848 $ 13,857
   Endotoxin detection products........    4,013      3,841     7,754    6,709
   Clinical diagnostic testing products    1,229      1,881     2,330    4,905
                                         -------    -------  --------  -------
   Total sales ........................  $ 14,901  $ 13,559  $ 27,932 $ 25,471
                                         ========   =======  ======== ========

Comparison of the first six months of fiscal 1997 to the first six months of fiscal 1996.

   Sales for the first six months of fiscal 1997 of $27.9 million exceeded sales in the comparable fiscal period of fiscal 1996 by $2.5 million, or 9.7%.

   Cell culture product sales increased by $4.0 million, or 28.8%, due primarily to an additional $2.3 million in sales of Clonetics products, higher prices for certain cell cultures sold to a large customer and to higher sales volume for cell culture media.

   Endotoxin detection product sales increased by $1.0 million, or 15.6%, due to increased sales volume in all of the Company's test formats. This rate of increase is higher than expected because of a change in order patterns for the Company's European distributors. Future growth is expected to resume at an annual rate that more closely resembles that of the most recently completed fiscal year.

   Clinical diagnostic testing product sales decreased by $2.6 million, or 52.5%, $1.4 million of which was due to the sale of the EIA and FIAX Product Lines and $0.8 million due to the completion in the third quarter of fiscal 1996 of a contract to produce botulinum antitoxin. In addition, sales for the Company's allergy detection products declined $0.3 million primarily as a result of increased competition. The Company expects sales for these products to continue to decline at similar rates for the foreseeable future.

       Gross margins were 49.4% of sales for the first six months of fiscal 1997 compared to 46.4% during the comparable period of fiscal 1996 reflecting proportionally higher margins associated with Clonetics products, improved margins due to higher sales prices for certain cell cultures sold to a large customer and to improved manufacturing efficiencies.

   Research and development expenses increased from $1.2 million for the first six months of fiscal 1996 to $1.4 million for the same period of fiscal 1997 primarily as a result of increased development efforts for Clonetics.

   Selling, general and administrative expenses increased from $7.0 million for the first six months of fiscal 1996 to $7.8 million for the same period of fiscal 1997 primarily as a result of higher selling expenses for Clonetics products.

    "Other Income" is comprised of payments received from Boehringer Ingelheim for technology assistance under the terms of its agreement with the Company.

     For fiscal 1996,"Purchased research and development" represents the expensing of in-process research and development acquired as a part of the purchase of Clonetics. "Gain on the sale of product line" represents the gain, before the effect of taxes, as a result of the sale of the EIA and FIAX Product Lines.

      "Provision for income taxes" as a percentage of Income Before Income Taxes was 36.8% for the first six months of fiscal 1997. For the first six months of fiscal 1996, the "Provision for income taxes" reflects the lack of income tax benefit associated with the expensing of purchased research and development and favorable treatment of the gain associated with the sale of the Company's diagnostic test kit business. Before the effect of these transactions, the "Provision for income taxes" as a percentage of Income Before Income Taxes was 34.8% and reflects the application of lower tax rates to the income of Clonetics for the first six months of fiscal 1996.

Comparison of the second quarter of fiscal 1997 to the second quarter of fiscal 1996.

   Sales for the second quarter of fiscal 1997 of $14.9 million exceeded sales in the comparable fiscal period of fiscal 1996 by $1.3 million, or 9.9%.

   Cell culture product sales increased by $1.8 million, or 23.3%, due primarily to a 53.7% increase in sales of Clonetics products to $2.4 million, to higher prices for certain cell cultures products sold to a large customer and to higher sales volume for cell culture media.

   Endotoxin detection product sales increased by $0.2 million, or 4.5%, due to increased sales volume. Sales for the second quarter of fiscal 1997 were impacted by higher then expected sales in the first quarter of fiscal 1997 to the Company's European distributors as a result in changes in order patterns. Future growth is expected to resume at an annual rate more closely resembling that of the most recent fiscal year.

   Clinical diagnostic testing product sales decreased by $0.7 million, or 34.6%, primarily due to the completion in fiscal 1996 of a contract to produce botulinum antitoxin and to lower sales volume for the Company's allergy detection products, primarily as a result of increased competition. The Company expects clinical diagnostic testing product sales to continue to reflect the effect of both of these factors in the foreseeable future.

       Gross margins were 49.9% of sales for the second quarter of fiscal 1997 compared to 47.0% during the comparable period of fiscal 1996 reflecting proportionally higher margins associated with Clonetics products, to improved margins due to higher sales prices for certain cell cultures sold to a large customer and to improved manufacturing efficiencies.

   Research and development expenses increased from $0.6 million for the second quarter of fiscal 1996 to $0.7 million for the same period of fiscal 1997, primarily as a result of increased development efforts for Clonetics.

   Selling, general and administrative expenses increased from $3.7 million for the second quarter of fiscal 1996 to $4.1 million for the same period of fiscal 1997 primarily as a result of higher selling expenses for Clonetics products.

      "Other Income" is comprised of payments received from Boehringer Ingelheim for technology assistance under the terms of its agreement with the Company.

      "Provision for income taxes" as a percentage of Income Before Income Taxes was 36.5% for the second quarter of fiscal 1997 compared to 32.5% for the second quarter of fiscal 1996, such difference reflecting primarily the application of lower tax rates to the income of Clonetics for the second quarter of fiscal 1996.

Liquidity and Financial Condition

   During the first six months of fiscal 1997, the Company financed its operations, capital expenditures and product development activities with cash provided by operations. For the first six months of fiscal year 1997, cash increased by $2.2 million. The Company's operating activities provided cash of $3.6 million for the same period.

      Total current assets of $36.6 million at April 30, 1997 were $3.1 million higher than total current assets of $33.5 million at October 31, 1996, primarily as a result of increased cash on hand and higher inventories for endotoxin detection products. These increases were slightly offset by a decrease in accounts receivable as a result of strong collection efforts. Total current liabilities at April 30, 1997 were $11.8 million compared to $11.3 million at October 31, 1996, such increase due mainly to the recording of deferred payments under the terms of the Company's arrangement with its supplier of normal human hepatocytes for the Clonetics product line.

   The Company's investing activities consumed cash of $0.5 million in the first six months of fiscal 1997, primarily as a result of purchases of property, plant and equipment totaling $1.0 million, offset slightly by the receipt of certain deferred payments as a result of the sale of the EIA and FIAX Product Lines. The Company's investing activities generated cash of $2.2 million in the first six months of fiscal 1996, primarily due to the receipt of $11.9 million in proceeds from the sale of its EIA and FIAX Product Lines offset by the use of $8.2 million to acquire Clonetics. Purchases of property, plant and equipment totaled $1.5 million for the first six months of fiscal 1996.

    Financing activities consumed cash of $1.0 and $2.7 million for the first six months of fiscal years 1997 and 1996 respectively, reflecting primarily the repayment of amounts outstanding under the Company's various debt facilities.

   At April 30, 1997, the Company's principal short-term cash requirements were to fund the Company's normal working capital needs, consisting primarily of inventories and receivables, and to fund capital expenditures. At April 30, 1997, the Company had outstanding capital commitments of approximately $1.4 million and $9.0 million was available under the terms of the Company's
revolving  credit  facility.  In  addition,   the  Company  expects  to  receive
approximately  $0.5  million  related  to the sale of its EIA and  FIAX  Product
Lines.

Recent Developments

   The Company previously announced that it had retained Alex. Brown & Sons, Inc. to assist the Company in exploring strategic alternatives to best position the Company for growth, concentrating on methods and strategies for enhancing shareholder value. The Company is considering, among other actions, expanding its product lines through internal development or acquisitions, a succession plan for senior management and/or effecting strategic business combinations. There is no assurance that any of these strategies will be implemented or that, if implemented, any given strategy will be successful in enhancing shareholder value.

   The Company announced recently that there was sufficient interest to warrant further discussions with several third parties concerning the possible sale of the Company. Discussions are at a preliminary stage and it is impossible to predict whether a sale will result from these discussions.

   On May 16, 1997, Anasco GmbH ("Anasco") amended its Statement on Schedule 13D to report that, in connection with the Company's announcement regarding its review of strategic alternatives and with a pending reassessment of the bioproducts and biosystems businesses of companies within the Boehringer Ingelheim Group, initial steps had been taken by the Boehringer Ingelheim Group to determine whether there may be prospective purchasers of all or a portion of various types of assets related to the group's bioproducts and biosystems businesses.

   These assets include approximately 19.9% of the Company's outstanding Common Stock, the resale of which is subject to a right of first refusal by the Company. These assets also include 100% of the interests owned indirectly by Anasco in a partnership (the "Partnership") that manufactures, markets and distributes products, including certain of the Company's products in certain countries of Europe, North Africa and the Middle East (the "Territory"). The Company previously had owned indirectly a 50% interest in the Partnership, which the Company sold to an Anasco affiliate in April 1995 subject to various terms and conditions, including the grant to the Company of an option to repurchase a 50% interest in the Partnership subject to certain conditions, provisions relating to the effect of a change of control of the Company or the Partnership, and certain other rights reserved to the Company. In addition to certain distribution rights, the Partnership has the right to use certain technology of the Company.

   The Company is in discussions with Anasco concerning certain alternatives regarding the Company stock and the Partnership. The Company has not determined what effect, if any, the possible actions being considered by Anasco would have on the Company and its distribution efforts in the Territory.

                              BIOWHITTAKER, INC.
                          PART II. OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders.

        The Company's 1997 Annual Meeting of Stockholders was held on March 14, 1997, at which time the stockholders voted on the election of Class III directors and a proposal to ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year. The votes cast with respect to each of the issues subject to a vote of security holders were as follows:




                                              Against
                                                or                      Broker
                                 For         Withheld    Abstentions  Non-Votes
                                 ---         --------    -----------  ---------
Noel L. Buterbaugh             9,387,601      89,651            --         --
Rudiger Erckel                 9,391,377      85,875            --         --
Ratification of the
Appointment of Auditors        9,408,499      49,652         19,101        --


Item 6.  Exhibits and Reports on Form 8-K.

       (a) Exhibits

         11. Statement regarding Computation of Per Share Net Income for the three months and six months ended April 30, 1997.

         10.19 Change of Control Employment Agreements

       (b) Reports on Form 8-K:

     No reports on Form 8-K were filed during the quarter ended April 30, 1997.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            BIOWHITTAKER, INC.


Date:   June 10, 1997                       By  /S/PHILP L. ROHRER, JR.
        -------------                           -----------------------
                                                  Philip L. Rohrer, Jr.,
                                                     Vice President
                                              (Principal Financial Officer)

                              BIOWHITTAKER, INC.
                                EXHIBIT INDEX

                                                               Sequentially
Exhibit No.                Description                         Numbered Page
-----------                -----------                         -------------

11                         Computation of Per Share Net Income          14

10.19                      Change of Control Employment Agreements      15

                                                                 Exhibit 11

                              BIOWHITTAKER, INC.
                     COMPUTATION OF PER SHARE NET INCOME
                (Dollars in thousands, except per share data)



                                      For the Three Months   For the Six Months
                                      --------------------   ------------------
                                        Ended April 30,        Ended April 30,
                                        ---------------        ---------------
                                        1997       1996        1997       1996
                                        ----       ----        ----       ----

Earnings

Net income/(loss).................   $  1,700    $  1,367   $  2,967   $  (592)
                                      =======    ========   =========   =======

Average Common and Common Equivalent
    Shares (in 000)

Weighted average number of common
    shares outstanding..............   10,760     10,759     10,760     10,759


Common equivalent share:

   Stock options included under
     treasury stock method..........      153        125       138        110

   Proportional interest rights
     of Anasco GmbH ...............        22         22        22         22
                                      --------   --------  -------     ------
Total...............................    10,935    10,906    10,920     10,891
                                      ========   =======   =======    =======

Net Income/(Loss) Per Share.........  $   0.16  $   0.13   $  0.27    $ (0.05)
                                      ========= ========   ========   ========





Unaudited

     Note:Net income per share determined on a fully diluted basis is not materially different from primary net income per share shown above.

                                                             Exhibit 10.19


      The following executive officers have entered into "Change of Control Employment Agreements" with the Company identical to the following form:

   Messrs. Thomas Winkler, Philip L. Rohrer, Jr., Leif Olsen and
     F. Dudley Staples, Jr.

                    CHANGE OF CONTROL EMPLOYMENT AGREEMENT


     AGREEMENT by and between BioWhittaker, Inc., a Delaware corporation (the "Company") and (the "Executive"), dated March 11, 1997.

   The Board of Directors of the Company (the "Board"), has determined that it is in the best interests of the Company and its shareholders to assure that the Company will have the continued dedication of the Executive, notwithstanding the possibility, threat or occurrence of a Change of Control (as defined below) of the Company. The Board believes it is imperative:

     (a) to diminish the inevitable distraction of the Executive by the personal uncertainties and risks created by a pending or threatened Change of Control,

     (b)  to  encourage  the   Executive's   full  attention  and
          dedication to the Company currently and in the event of any threatened or pending Change of Control, and

     (c) to provide the Executive with compensation and benefits arrangements upon a Change of Control which ensures that the compensation and benefits expectations of the Executive will be satisfied and which are competitive with those of other similarly situated corporations.

To accomplish these objectives, the Board has caused the Company to enter into this Agreement.

        NOW, THEREFORE, THE PARTIES AGREE AS FOLLOWS:

        1.  Certain Definitions

            (a) The "Effective Date" shall mean the first date during the Change of Control Period (as defined in Section l(b)) on which a Change of Control (as defined in Section 2) occurs. Anything in this Agreement to the contrary notwithstanding, if a Change of Control occurs and if the Executive's employment with the Company is terminated prior to the date on which the Change of Control occurs, and if it is reasonably demonstrated by the Executive that such termination of employment (i) was at the request of a third party who has taken steps reasonably calculated to effect a Change of Control or (ii) otherwise arose in connection with or anticipation of a Change of Control, then for all purposes of this Agreement the "Effective Date", shall mean the date immediately prior to the date of such termination of employment.

            (b) The "Change of Control Period" shall mean the period commencing on the date hereof and ending on the second anniversary of the date hereof, provided, however, that commencing on the date one year after the date hereof, and on each annual anniversary of such date (such date and each annual anniversary thereof shall be hereinafter referred to as the "Renewal Date"), unless previously terminated, the Change of Control Period shall be automatically extended so as to terminate two years from such Renewal Date, unless at least 60 days prior to the Renewal Date the Company shall give notice to the Executive that the Change of Control Period shall not be so extended.

        2. Change of Control. For the purpose of this Agreement, a "Change of Control" shall mean:

            (a) The acquisition by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) (a "Person") of beneficial ownership (within the meaning of rule 13d-3 promulgated under the Exchange Act) of 50% or more of either (i) the then outstanding shares of common stock of the Company (the "Outstanding Company common Stock") or (ii) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that for purposes of this subsection (a), the following acquisitions shall not constitute a Change of Control: (i) an acquisition directly from the Company, (ii) any acquisition by the Company, (iii) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company or (iv) any acquisition by any corporation pursuant to a transaction which complies with clauses (A) and (B) of subsection (c) of this Section 2; or

            (b) Individuals who, as of the date hereof, constitute the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or

            (c)  Consummation  of  a  reorganization,  merger  or  consolidation involving the Company or any subsidiary of the Company or sale or other disposition of all or substantially all of the assets of the Company (a "Business Combination"), in each case, unless, following such Business Combination, either (A)(i) all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such Business Combination beneficially own, directly or indirectly, 50% or more of, respectively, the then outstanding shares of common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such Business

Combination (including, without limitation, a corporation which as a result of such transaction owns the Company or all or substantially all of the Company's assets either directly or through one or more subsidiaries) in substantially the same proportions as their ownership, immediately prior to such Business Combination of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be or (ii) at least a majority of the members of the board of directors of the corporation resulting from such Business Combination were members of the Incumbent Board at the time of the execution of the initial agreement, or of the action of the Board, providing for such Business Combination and (B) no Person (excluding any corporation resulting from such Business Combination or any employee benefit plan (or related trust) of the Company or such corporation resulting from such Business Combination)
beneficially owns, directly or indirectly, 50% or more of, respectively, the then outstanding shares of common stock of the corporation resulting from such Business Combination or the combined voting power of the then outstanding voting securities of such corporation except to the extent that such ownership at that percentage existed prior to the Business Combination.

        3. Employment Period. The Company hereby agrees to continue the Executive in its employ, and the Executive hereby agrees to remain in the employ of the Company subject to the terms and conditions of this Agreement, for the period commencing on the Effective Date and ending on the second anniversary of such date (the "Employment Period").

        4.  Terms of Employment.

            (a) Position and Duties.

            (i) During the Employment Period, (A) the Executive's position (including status, offices, titles and reporting requirements), authority, duties and responsibilities shall be generally comparable to the most significant of those held, exercised and assigned during the 120-day period immediately preceding the Effective Date, provided that this shall not preclude assignment to different duties of comparable importance and (B) the Executive's services shall be performed at the location where the Executive was employed immediately preceding the Effective Date or any office or location within 25 miles of such location.

   Notwithstanding (i)(A) above and (vii) below, if the Executive is unable to work on a full-time basis for 60 consecutive days, the Company may assign someone else to perform his duties and, upon his return, the Company may assign him to other duties which may not be comparable or have comparable authority and responsibility, but which shall be executive or managerial in nature. In addition, if the Executive is unable to work on a full-time basis for 60 consecutive days, upon his return, the Company may provide different office facilities and support, provided that the office facilities and staff support are appropriate both for an executive and for the responsibilities to which the Executive is then assigned.

            (ii) During the Employment Period, and excluding any periods of vacation and sick leave to which the Executive is entitled, the Executive agrees to devote reasonable attention and time during normal business hours to the business and affairs of the Company and, to the extent necessary to discharge the responsibilities assigned to the Executive hereunder, to use the Executive's reasonable best efforts to perform faithfully and efficiently such responsibilities. During the Employment Period, it shall not be a violation of this Agreement for the Executive to
   (A) serve on corporate, civic or charitable boards or committees, (B) deliver lectures, fulfill speaking engagements or teach at educational institutions and (C) manage personal investments, so long as any of such activities do not materially exceed the time and effort expended by the Executive in such activities prior to the Change in Control and do not significantly interfere with the performance of the Executive's responsibilities as an employee of the Company in accordance with this Agreement. It is expressly understood and agreed that to the extent that any such activities have been conducted by the Executive prior to the Effective Date, the continued conduct of such activities (or the conduct of activities similar in nature and scope thereto) subsequent to the Effective Date shall not thereafter be deemed to interfere with the performance of the Executive's responsibilities to the Company.

            (b)  Compensation.

                 (i) Base Salary. During the Employment Period, the Executive shall receive an annual base salary ("Annual Base Salary"), which shall be paid at a monthly rate at least equal to twelve times the highest monthly base salary paid or payable, including any which has been earned but deferred, to the Executive by the Company during the twelve (12) month period immediately preceding the month in which the Effective Date occurs. During the Employment Period, the Annual Base Salary shall be reviewed no more than 12 months after the last salary increase awarded to the Executive prior to the Effective Date and thereafter at least annually. Any increase in Annual Base Salary shall not serve to limit or reduce any other obligation to the Executive under this Agreement. Annual Base Salary shall not be reduced and the term Annual Base Salary as utilized in this Agreement shall refer to Annual Base Salary as increased from time to time.

                 (ii) Annual Bonus. In addition to Annual Base Salary, the Executive shall be awarded, for each fiscal year ending during the Employment Period, an annual bonus (the "Annual Bonus") in cash at least equal to the average of the bonuses paid to the Executive under the Company's annual bonus plan, or any comparable bonus under any predecessor or successor plan, including any bonuses earned but deferred, for the last three full fiscal years prior to the Effective Date (or such lesser period as the Executive has been employed) (annualized in the event that the Executive was not employed by the Company for the whole of such fiscal years) (the "Average Annual Bonus"). Each such Annual Bonus shall be paid no later than the end of the third month of the fiscal year next following the fiscal year for which the Annual Bonus is awarded, unless the Executive elects to defer the receipt of such Annual Bonus.

                 (iii) Incentive, Savings and Retirement Plans. During the Employment Period, the Executive shall be entitled to participate in all incentive, savings and retirement plans, practices, policies and programs applicable generally to other peer executives of the Company, but in no event shall such plans, practices, policies and programs provide the Executive with incentive opportunities (measured with respect to both regular and special incentive opportunities, to the extent, if any, that such distinction is applicable), savings opportunities and retirement benefit opportunities, in each case, less favorable, in the aggregate, than the most favorable of those provided by the Company for the Executive under such plans, practices, policies and programs as in effect at any time during the 120-day period immediately preceding the Effective Date.

                 (iv) Welfare Benefit Plans. During the Employment Period, the Executive and/or the Executive's family, as the case may be, shall be eligible for participation in and shall receive all benefits under welfare benefit plans, practices, policies and programs provided by the Company (including, without limitation, medical, prescription, dental, disability, salary continuance, employee life, group life, accidental death and travel accident insurance plans and programs) to the extent applicable generally to other peer executives of the Company, but in no event shall such plans, practices, policies and programs provide the Executive with benefits which are less favorable, in the aggregate, than the most favorable of such plans, practices, policies and programs in effect for the Executive at any time during the 120-day period immediately preceding the Effective Date.

                 (v) Expenses. During the Employment Period, the Executive shall be entitled to receive prompt reimbursement for all reasonable expenses incurred by the Executive in accordance with the most favorable policies, practices and procedures of the Company and its affiliated companies in effect for the Executive at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive, as in effect generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies.

                 (vi) Fringe Benefits. During the Employment Period, the Executive shall be entitled to fringe benefits, including, without limitation, tax and financial planning services and if applicable, use of an automobile and payment of related expenses, in accordance with the most favorable plans, practices, programs and policies of the Company and its affiliated companies in effect for the Executive at any time during the 120-day period immediately preceding the Effective Date, or if more favorable to the Executive, as in effect generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies, provided that the Executive must elect as a group either the benefits in effect before the Effective Date or after the Effective Date and may not select different fringe benefits from each period.

                 (vii) Office and Support Staff, During the Employment Period, the Executive shall be entitled to an office or offices of a size and with furnishings and other appointments, and to personal secretarial and other assistance, at least comparable to those which had been provided to the Executive by the Company immediately preceding the Effective Date, unless the Company makes a general change in its policy for secretarial and office support which is not discriminatory to the Executive and the Executive is given office space, furnishings and secretarial support consistent with such policy and with that provided to his peers in the Company.

            (viii) Vacation. During the Employment Period, the Executive shall be entitled to paid holiday and other vacation in accordance with the most favorable plans, policies, programs and practices of the Company and its affiliated companies as in effect for the Executive at any time during the 120-day period immediately preceding the Effective Date, or, if more favorable to the Executive, as in effect generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies, provided that the Executive must elect as a group either the holiday and vacation benefits in effect before the Effective Date or after the Effective Date and may not select different benefits from each period.

        5.  Termination of Employment.

            (a) Death or Disability. The Executive's employment shall terminate automatically upon the Executive's death during the Employment Period. If the Company determines in good faith that the Disability of the Executive has occurred during the Employment Period (pursuant to the definition of Disability set forth below), it may give to the Executive written notice in accordance with
Section 12(b) of this Agreement of its intention to terminate the Executive's employment. In such event, the Executive's employment with the Company shall terminate effective on the 30th day after receipt of such notice by the Executive (the "Disability Effective Date"), provided that, within the 30 days after such receipt, the Executive shall not have returned to full-time performance of the Executive's duties. For purposes of this Agreement, "disability" shall mean the absence of the Executive from the Executive's duties with the Company on a full-time basis for 180 consecutive days as a result of incapacity due to mental or physical illness which is determined to be total and permanent by a physician selected by the Company or its insurers and acceptable to the Executive or to the Executive's legal representative (such agreement not to be unreasonably withheld)(provided that termination for disability shall not terminate the Executive's rights under the Company's disability or life insurance policies in effect at the time of death or the commencement of the disability.

            (b) Cause. The Company may terminate the Executive's employment during the Employment Period for Cause. For purposes of this Agreement, "Cause" shall mean any of the following which is or is determined likely to be demonstrably harmful to the Company:

                 (i) the  willful  and  continued  failure of the  Executive  to perform substantially the Executive's duties with the Company or one of its affiliates (other than any such failure resulting from incapacity due to physical or mental illness), after a written demand for substantial performance is delivered to the Executive by the Board or, if the Executive is not the Chief Executive Officer of the Company, by the Chief Executive Officer of the Company which specifically identifies the manner in which the Board or Chief Executive Officer believes that the Executive has not substantially performed the Executive's duties, or

                 (ii) the willful engaging by the Executive in illegal conduct or gross misconduct which is demonstrably injurious to the Company.

                 (iii) commission of an intentional act of fraud, embezzlement or theft by the Executive in connection with the Executive's duties or in the course of the Executive's employment,

                 (iv) causing intentional, wrongful damage to property of the Company,

                 (v) intentionally and wrongfully disclosing secret processes or other material confidential information of the Company or its customers,or

                 (vi)  participating   without  the  Company's  consent  in  the
   management of any business enterprise which engages in substantial and direct competition with the Company.

   For purposes of the provision, any act, or failure to act, based upon authority given pursuant to a resolution duly adopted by the Board or upon the instructions of the Chief Executive Officer or a senior officer of the Company or based upon the advice of counsel for the Company shall be conclusively presumed to be done, or omitted to be done, by the Executive in good faith and in the best interests of the Company. The cessation of employment of the Executive shall not be deemed to be for Cause unless and until there shall have been delivered to the Executive a copy of a resolution duly adopted by the affirmative vote of not less than a majority of the entire membership of the Board (excluding the Executive if the Executive is a member of the Board) at a meeting of the Board called and held for such purpose (after reasonable notice is provided to the Executive and the Executive is given an opportunity, together with counsel, to be heard before the Board), finding that, in the good faith opinion of the Board, the Executive is guilty of the conduct described in subparagraph (i) or (ii) above, and specifying the particulars thereof in detail.

     (c) Good Reason. The Executive's employment may be terminated by the Executive for Good Reason. For purposes of this Agreement, "Good Reason" shall mean:

                 (i) the assignment to the Executive of any duties inconsistent in any material respect with the Executive's position (including status, offices, titles and reporting requirements), authority, duties or responsibilities as contemplated by Section 4(a) of this Agreement, or any other action by the Company which results in a diminution in such position, authority, duties or responsibilities, excluding for this purpose an isolated, insubstantial and inadvertent action not taken in bad faith and which is remedied by the Company promptly after receipt of notice thereof given by the Executive;

                 (ii) any failure by the Company to comply with any of the provisions of Section 4(b) of this Agreement, other than a failure not occurring in bad faith and which is remedied by the Company promptly after receipt of notice thereof given by the Executive;

                 (iii) the Company's requiring the Executive to be based at any office or location other than as provided in Section 4(a)(i)(B) hereof or the Company's requiring the Executive to travel on Company business to a substantially greater extent than required in the ordinary course in the 12 month period prior to the Effective Date;

               (iv) any purported termination by the Company of the Executive's employment otherwise than as expressly permitted by this Agreement; or

               (v) any failure by the Company to comply with and satisfy Section 11(c) of this Agreement, unless such failure is remedied within ten (10) days after receipt by the Company or any successor of notice thereof.

            (d) Notice of Termination. Any termination by the Company for Cause, or by the Executive for Good Reason, shall be communicated by Notice of Termination to the other party hereto given in accordance with Section 12(b) of this Agreement. For purposes of this Agreement, a "Notice of Termination" means a written notice which (i) indicates the specific termination provision in this Agreement relied upon, (ii) to the extent applicable, sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated and (iii) if the Date of Termination (as defined below) is other than the date of receipt of such notice, specifies the termination date (which date shall be not more than thirty days after the giving of such notice). The failure by the Executive or the Company to set forth in the Notice of Termination any fact or circumstance which contributes to a showing of Good Reason or Cause shall not waive any right of the Executive or the Company, respectively, hereunder or preclude the Executive or the Company, respectively, from asserting such fact or circumstance in enforcing the Executive's or the Company's rights hereunder.

            (e) Date of Termination. "Date of Termination" means if the Executive's employment is terminated by the Company for Cause, or by the Executive for Good Reason, the date of receipt of the Notice of Termination or any later date specified therein, as the case may be, (ii) if the Executive's employment is terminated by the Company other than for Cause, death, Good Reason or Disability, the Date of Termination shall be the date on which the Company notifies the Executive of such termination and (iii) if the Executive's employment is terminated by reason of death or Disability, the Date of Termination shall be the date of death of the Executive or the Disability Effective Date, as the case may be.

        6.  Obligations of the Company upon Termination.

            (a) Death. If the Executive's employment is terminated by reason of the Executive's death during the Employment Period, this Agreement shall terminate without further obligations to the Executive's legal representatives under this Agreement, other than the following obligations:

            (i) payment of the Executive's Annual Base Salary through the Date of Termination to the extent not theretofore paid and payment of any annual bonus earned for years prior to the year in which the Date of Termination occurs not theretofore paid;

            (ii) payment for the year in which the Date of Termination occurs of the product of (x) the Average Annual Bonus paid or payable but for any deferral and (y) a fraction, the numerator of which is the number of days in the current fiscal year through the Date of Termination, and the denominator of which is 365 (the amounts described in this clause(ii) is hereinafter referred to as the "Termination Bonus"); and

            (iii) payment of any compensation previously deferred by the Executive (together with any accrued interest thereon) and not yet paid by the Company (subject to Section 7) and any accrued vacation pay not yet paid by the Company (the amounts described in clauses (i), (ii) and (iii) above are herein after referred to as "Accrued Obligations").

   All Accrued Obligations shall be paid to the Executive's estate or beneficiary, as applicable, at the option of the Company, either (x) in a lump sum in cash within 30 days of the Date of Termination or (y) in twelve equal consecutive monthly installments, with the first installment to be paid within 30 days of the Date of Termination.

   The Company to the extent not theretofore paid or provided, the Company shall timely pay or provide to the Executive any other amounts or benefits required to be paid or provided or which the Executive is eligible to receive under any plan, program, policy or practice or contract or agreement of the Company (such other amounts and benefits shall be hereinafter referred to as the "Other Benefits") in accordance with the terms of such plan, program, policy, practice or contract or agreement.

   With respect to the provision of Other Benefits, the term Other Benefits as utilized in this Section 6(a) shall include, without limitation, and the Executive)s estate and/or beneficiaries shall be entitled to receive, benefits at least equal to the most favorable benefits, provided by the Company to the estates and beneficiaries of peer executives of the Company under such plans, programs, practices and policies relating to death benefits, if any, as in effect with respect to other peer executives and their beneficiaries at any time during the 120-day period immediately preceding the Effective Date.

            (b) Disability. If the Executive's employment is terminated by reason of the Executive's Disability during the Employment Period, this Agreement shall terminate without further obligations to the Executive, other than for payment of Accrued Obligations and the timely payment or provision of Other Benefits. Accrued Obligations shall be paid to the Executive in a lump sum in cash within 30 days of the Date of Termination. With respect to the provision of Other Benefits, the term Other Benefits as utilized in this Section 6(b) shall include, and the Executive shall be entitled after the Disability Effective Date to receive, disability and other benefits at least equal to the most favorable of those generally provided by the Company to disabled executives and/or their families in accordance with such plans, programs, practices and policies relating to disability, if any, as in effect generally with respect to other peer executives and their families at any time during the 120-day period immediately preceding the Effective Date

             (c) By the Company for Cause or by the Executive Not for Good Reason. If, during the Employment Period, the Company shall terminate the Executive's employment for Cause or the Executive shall terminate employment not for Good Reason, this Agreement shall terminate without further obligation to the Executive under this Agreement other than the payment to the Executive in a lump sum in cash within 30 days after the Date of Termination of the aggregate of the Accrued Obligations (but excluding the Termination Bonus portion thereof) and the Other Benefits.

            (d) By the Company other than for Cause, Death or Disability or by the Executive for Good Reason. If, during the Employment Period, the Company shall terminate the Executive's employment other than for Cause, Death or Disability, or if the Executive shall terminate employment under this Agreement for Good Reason:

            (i) The Company shall pay to the Executive the aggregate of the following amounts, such amounts, to be payable at the option of the Company, either (x) in a lump sum in cash within 30 days of the Date of Termination or
   (y) in twelve equal consecutive monthly installments, with the first installment to be paid within 30 days of the Date of Termination:

            A.   all Accrued Obligations;

            B. 1 times the sum of the Executive's Annual Base Salary and the Executive's Annual Bonus paid or payable but for any deferral (and annualized for any fiscal year consisting of less than twelve full months or for which the executive has been employed for less than twelve full months) to the Executive for the most recently completed fiscal year prior to the Date of Termination;

            C. The Executive shall be entitled to receive a separate lump-sum supplemental retirement benefit equal to the difference between (a) the actuarial equivalent (utilizing for this purpose the actuarial assumptions utilized with respect to the BioWhittaker Inc. Defined Contribution Plan (or any successor plan thereto (the "Retirement Plan") during the 90-day period immediately preceding the Effective Date) of the benefit payable under the Retirement Plan and any supplemental and/or excess retirement plan providing benefits for the Executive (the "SERP") which the Executive would receive if the Executive's employment continued at the compensation levels provided for in Section 4(b)(i) and 4(b)(ii) of this Agreement for the remainder of the Employment Period, assuming for this purpose that all accrued benefits are fully vested and that benefit accrual formulas are no less advantageous to the Executive than those in effect during the 90-day period immediately preceding the Effective Date, and (b) the actuarial equivalent (utilizing for this purpose the actuarial assumptions utilized with respect to the Retirement Plan during the 90-day period immediately preceding the Effective Date) of the Executive's actual benefit (paid or payable), if any, under the Retirement Plan and the SERP; and

            (ii) for the remainder of the Employment Period, or such longer period as any plan, program, practice or policy may provide, the Company shall continue benefits to the Executive and, where applicable, the Executive's family at least equal to those which would have been provided to them in accordance with the plans, programs, practices and policies described in Section 4(b)(iv) of this Agreement if the Executive's employment had not been terminated in accordance with the most favorable plans, practices, pro-grams or policies of the Company and its affiliated companies generally applicable to other peer executives and their families during the 90-day period immediately preceding the Effective Date or, if more favorable to the Executive in the aggregate, as in effect at any time thereafter generally with respect to other peer executives of the Company and its affiliated companies and their families, provided that the Executive shall receive either the benefits in effect before the Effective Date or after the Effective Date and may not receive different fringe benefits from each period. For purposes of determining eligibility of the Executive for retiree benefits pursuant to such plans, practices, programs and policies, the Executive shall be considered to have remained employed until the end of the Employment Period and to have retired on the last day of such period.

   Notwithstanding   the  above,  if  the  Executive   obtains  other  full-time
employment providing any comparable benefits, the Company may discontinue providing any benefits comparable to those provided by the new employer.

   The amounts required to be paid under this Section 6(d) (other than the Accrued Obligations) shall be reduced by any other amount of severance (i.e., relating solely to salary or bonus continuation or actual or deemed pension or insurance continuation) received by the Executive upon such termination of employment under any severance plan, policy or arrangement of the Company applicable to the Executive or a group of employees of the Company, including the Executive, and applicable without regard to the occurrence of a Change of Control. The amounts payable to the Executive pursuant to this Agreement will not be subject to any requirements of mitigation, nor will they be offset or otherwise reduced by reason of Executive's receipt of compensation from any source other than the Company.

            7. Non-exclusivity of Rights. Nothing in this Agreement shall prevent or limit the Executive's continuing or future participation in any plan, program, policy or practice provided by the Company and for which the Executive may qualify, nor, subject to Section 12(f), shall anything herein limit or otherwise affect such rights as the Executive may have under any contract or agreement with the Company. Amounts which are vested benefits or which the Executive is otherwise entitled to receive under any plan, policy, practice or program of or any contract or agreement with the Company at or subsequent to the Date of Termination (including pay or bonuses deferred in accordance with the terms of any such plan, policy, practice or program or contract or agreement) shall be payable in accordance with such plan, policy, practice or program or contract or agreement except as explicitly modified by this Agreement. In no event shall this Agreement accelerate payments under the Retirement Plan or any SERP applicable to the Executive.

            8. Full Settlement. The Company's obligation to make the payments provided for in this Agreement and otherwise to perform its obligations hereunder shall not be affected by any set-off, counterclaim, recoupment, defense or other claim, right or action which the Company may have against the Executive or others. In no event shall the Executive be obligated to seek other employment or take any other action by way of mitigation of the amounts payable to the Executive under any of the provisions of this Agreement and such amounts shall not be reduced whether or not the Executive obtains other employment. The

Company agrees to reimburse the Executive,  to the full extent   permitted  by
law, for all legal fees, expenses and court costs which the Executive may reasonably incur as a result of any contest by the Company, the Executive or others of the validity or enforceability of, or liability under, any provision of this Agreement or any guarantee of performance thereof (including as a result of any contest by the Executive about the amount of any payment pursuant to this Agreement) if the final court decision in such contest is in the Executive's favor. If the Executive becomes entitled to reimbursement, the Company shall pay any bills not yet paid which would be eligible for reimbursement. However, in no event shall the reimbursements and payments exceed in the aggregate one hundred thousand dollars ($100,000), plus in each case interest on any payment from the date the payment was made by the Executive to the date of reimbursement at the applicable Federal rate provided for in Section 7872(f)(2)(A) of the Code. In the event of a settlement prior to a court decision in such contest, the amount to be reimbursed shall be a matter to be resolved as part of the settlement.

            9. Reduction of Aggregate Payments to Avoid Tax Penalty. Anything in this Agreement to the contrary notwithstanding, in the event it shall be determined that the aggregate payments or distributions by the Company to or for the benefit of the Executive (whether paid or payable or distributed or distributable pursuant to the terms of this Agreement) (the "Payments") would be subject to the excise tax imposed by Section 4999 of the Code (the "Excise Tax"), and if such Payments on a net after-tax basis would yield the Executive an amount equal to or less than the "Reduced Amount," then the Payments shall be reduced to the Reduced Amount. The "Reduced Amount" shall mean Payments in an amount such that the receipt of such Payments would not give rise to any Excise Tax.

            10. Confidential Information. The Executive shall hold in a fiduciary capacity for the benefit of the Company all secret or confidential information, knowledge or data relating to the Company, and its business, which shall have been obtained by the Executive during the Executive's employment by the Company and which shall not be or become public knowledge (other than by acts by the Executive or representatives of the Executive in violation of this Agreement). After termination of the Executive's employment with the Company, the Executive shall. not, without the prior written consent of the Company or as may otherwise be required by law or legal process, communicate or divulge any such information, knowledge or data to anyone other than the Company and those designated by it.

            11.  Successors.

                 (a) This Agreement is personal to the Executive and without the prior written consent of the Company shall not be assignable by the Executive otherwise than by will or the laws of descent and distribution. This Agreement shall inure to the benefit of and be enforceable by the Executive's legal representatives.

                 (b) This Agreement shall inure to the benefit of and be binding upon the Company and its successors and assigns.

                 (c) The Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company to assume expressly and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. As used in this Agreement, "Company" shall mean the Company as hereinbefore defined and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.

            12.  Miscellaneous.

                 (a) This Agreement shall be governed by and construed in accordance with the laws of the State of Delaware, without reference to principles of conflict of laws. The captions of this Agreement are not part of the provisions hereof and shall have no force or effect. This Agreement may not be amended or modified otherwise than by a written agreement executed by the parties hereto or their respective successors and legal representatives.

                 (b) All notices and other communications hereunder shall be in writing and shall be given by hand delivery to the other party or by registered or certified mail, return receipt requested, postage prepaid, addressed as follows:

                 If to the Executive:





                 If  to the Company:

                 BioWhittaker, Inc.
                 8830 Biggs Ford Road
                 Walkersville, MD  21793-0127
                 Attention: President


or to such other address as either party shall have furnished to the other in writing in accordance herewith. Notice and communications shall be effective when actually received by the addressee.

                 (c) The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement.

                 (d) The Company may withhold from any amounts payable under this Agreement such Federal, state, local or foreign taxes as shall be required to be withheld pursuant to any applicable law or regulation.

                 (e) The Executive's or the Company's failure to insist upon strict compliance with any provision of this Agreement or the failure to assert any right the Executive or the Company may have hereunder, including, without limitation, the right of the Executive to terminate employment for Good Reason pursuant to Section 5(c)(i)-(v) of this Agreement, shall not be deemed to be a waiver of such provision or right or any other provision or right of this Agreement.

                 (f) The Executive and the Company acknowledge that, except as may otherwise be provided under any other written agreement between the Executive and the Company, the employment of the Executive by the Company is "at will" and, subject to Section l(a) hereof, prior to the Effective Date, the Executive's employment and/or this Agreement may be terminated by either the Executive or the Company at any time prior to the Effective Date, in which case the Executive shall have no further rights under this Agreement. From and after the Effective Date this Agreement shall supersede any other agreement between the parties with respect to the subject matter hereof.

        IN WITNESS WHEREOF, the Executive has signed and the Company has caused to be signed by its duly authorized representative this Agreement, all as of the day and year first above written.

WITNESS:                                        Executive





                                              BioWhittaker, Inc.


                                              By:
                                                  Noel Buterbaugh, President &
                                                  Chief Executive Officer