Form 10-Q
period 1997-07-31
BIOWHITTAKER INC
filed 1997-09-16
CIK 879550

------------------------------------------------------------------------------

                               UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 Form 10-Q
                                 (Mark One)



|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended July 31, 1997

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission file number           1-10870
                                 -------


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

                                                      |X|    Yes      |_|  No

     The number of shares outstanding of the Registrant's only class of common stock as of July 31, 1997 was 10,760,866.

------------------------------------------------------------------------------


Part I. Financial Information
     Item 1. Financial Statements

                               BIOWHITTAKER, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
               (Dollars in thousands, except per share data)

                                       For the Three Months  For the Nine Months
                                          Ended July 31,        Ended July 31,
                                          --------------        --------------
                                        1997         1996     1997         1996
                                        ----         ----     ----         ----


Sales...............................  $ 14,322   $ 12,253   $ 42,254   $ 37,724
Costs and expenses
  Cost of sales.....................     7,147      6,169     21,289     19,834
  Research and development..........       745        704      2,140      1,938
  Selling, general and administrative    3,894      3,398     11,717     10,429
                                         -----      -----     ------     ------
                                        11,786     10,271     35,146     32,201
                                        ------     ------     ------     ------

Income From Operations..............     2,536      1,982      7,108      5,523

Other (income)/expenses
  Purchased research and development        --         --         --      4,000
  Litigation expenses...............        --      3,500         --      3,500
  Gain on sale of product line......        --         --         --     (1,322)
  Legal settlement..................      (315)        --       (315)        --
  Other income......................       (91)       (91)      (272)      (272)
  Interest..........................       (12)        67         35        226
  Loss/(Gain) on foreign currency
    transaction ....................       (11)       (37)         2         (9)
                                           ---        ---          -         --
-----                                     (429)     3,439       (550)     6,123
                                          ====      =====       ====      =====

Income/(Loss) Before Income Taxes...     2,965     (1,457)     7,658       (600)
Provision for income taxes..........     1,046       (547)     2,772        902
                                         -----       ----      -----        ---

Net Income/(Loss)...................   $ 1,919    $  (910)   $ 4,886   $ (1,502)
                                       =======    =======    =======   ========

Net Income/(Loss) Per Share.........   $  0.17    $ (0.08)   $  0.45   $  (0.14)
                                       =======    =======    =======   ========

Average common and common equivalent
    shares outstanding (in thousands)   11,021     10,759     10,944     10,759
                                        ======     ======     ======     ======





Unaudited
See Notes to Consolidated Financial Statements

                               BIOWHITTAKER, INC.
                        CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                July 31,       October 31,
                                                  1997             1996
                                                --------         --------

ASSETS

CURRENT ASSETS
Cash and cash equivalents.....................   $    3,441   $     701
Accounts receivable...........................        7,663       8,623
Other receivables.............................          608       1,233
Inventories...................................       23,093      21,114
Prepaid expenses..............................        2,232       1,687
Deferred income taxes ........................           61         119
                                                 ----------   ---------
 Total Current Assets.........................       37,098      33,477
                                                 ----------   ---------

PROPERTY, PLANT AND EQUIPMENT.................       34,851      33,595
Less accumulated depreciation and amortization       18,088      16,808
                                                 ----------   ---------
                                                     16,763      16,787

INTANGIBLE ASSETS............................        13,863      12,511
Less accumulated amortization.................        2,597       1,698
                                                  ---------   ---------
                                                     11,266     10,813

OTHER ASSETS..................................           80          78
                                                  ---------   ---------
                                                  $  65,207   $  61,155
                                                  =========== =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable.................................    $      --   $     300
Current portion of long-term debt.............          512         291
Accounts payable..............................        3,874       3,857
Accrued liabilities...........................        5,337       6,483
Income taxes payable..........................        1,076         321
                                                  ---------    --------
 Total Current Liabilities....................       10,799      11,252
                                                  ---------    --------

LONG-TERM DEBT................................        1,345       1,443
                                                  ---------    --------
DEFERRED INCOME TAXES.........................        1,378       1,669
                                                  ---------    --------

STOCKHOLDERS' EQUITY
Common stock..................................          108         108
Additional paid-in capital....................       26,397      26,389
Retained earnings.............................       25,199      20,313
Translation adjustment........................          (19)        (19)
                                                  ----------  ----------
     Total Stockholders' Equity...............       51,685      46,791
                                                  ---------   ---------
                                                  $  65,207    $ 61,155
                                                   =========   ========

July 31, 1997 - Unaudited
See Notes to Consolidated Financial Statements

                               BIOWHITTAKER, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                                         For the Nine Months
                                                            Ended July 31,
                                                            --------------
                                                          1997         1996
                                                          ----         ----
OPERATING ACTIVITIES
Net income/(loss) ..................................   $  4,886    $ (1,502)
Adjustments to reconcile net income/(loss) to net
   cash provided by operating activities:
   Depreciation and amortization ...................      2,874       2,606
   Purchased research and development ..............       --         4,000
   Gain on sale of product line ....................       --        (1,322)
   Legal settlement ................................       (315)       --
   Deferred income taxes ...........................       (233)       (754)
   Loss on disposal of property, plant and equipment         16          53
   Changes  in  operating  assets  and  liabilities,
     excluding  the  affect of acquisitions:
     Accounts receivable ...........................        960       2,009
     Inventories ...................................     (1,979)       (213)
     Prepaid expenses and other assets .............       (128)     (1,149)
     Prepaid royalty ...............................       (375)     (1,294)
     Accounts payable and accrued liabilities ......       (374)        (95)
                                                           ----         ---
   Net Cash Provided by Operating Activities .......      5,332       2,339
                                                          -----       -----
INVESTING ACTIVITIES
Purchases of property, plant and equipment .........     (1,967)     (2,085)
Proceeds from sale of product line .................        581      12,281
Purchase of Clonetics, net of cash received ........       --        (8,226)
Purchases of other businesses ......................       --        (1,039)
                                                          -----      ------
   Net Cash (Used in)/Provided by Investing Activities   (1,386)        931
                                                         ------      ------

FINANCING ACTIVITIES
Net borrowings/(repayments)payments of notes payable .     (300)        400
Payment of long-term debt ..........................       (562)     (3,425)
Other ..............................................       (344)        (54)
                                                         -------     -------
   Net Cash Used in Financing Activities ...........     (1,206)     (3,079)
                                                         ------     -------
   Net Change In Cash and Cash Equivalents .........      2,740         191
   Cash and Cash Equivalents At Beginning Of Year ..        701         359
                                                        -------    --------
   Cash and Cash Equivalents At End Of Period ......   $  3,441    $    550
                                                       ========    ========
Supplemental  disclosure of cash flow  information:
    Cash paid during the period for:
     Interest ......................................   $    182    $    285
                                                       ========    ========
     Income taxes ..................................   $  2,148    $  2,852
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

Unaudited
See Notes to Consolidated Financial Statements

                               BIOWHITTAKER, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Thousands, Except Per Share Data)


     Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended July 31, 1997 are not necessarily indicative of the results that may be expected for the year ending October 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended October 31, 1996 for BioWhittaker, Inc. and its subsidiaries ("the Company" or "BioWhittaker").

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

   Inventories: Inventories consisted of the following:
                                                    July 31,   October 31,
                                                      1997         1996
                                                      ----         ----
   Raw material...........................         $  4,754      $ 4,050
   Work in process........................            8,306        7,323
   Finished goods.........................           10,033        9,741
                                                   --------     --------
                                                   $ 23,093     $ 21,114
                                                    =======     ========

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

Results of Operations

Revenue Summary

     BioWhittaker's sales are derived from three principal product lines; cell culture products, endotoxin detection products and clinical diagnostic testing products. Sales for the three month and nine month periods ended July 31 are shown in the following table:


                                               Three Months        Nine Months
                                              Ended July 31,      Ended July 31,
                                              --------------      --------------
                                              1997     1996      1997      1996
                                              ----     ----      ----      ----
                                                       (In thousands)

   Cell culture products...............    $ 9,452   $ 7,096   $27,300  $20,952
   Endotoxin detection products........      3,837     3,295    11,590   10,004
   Clinical diagnostic testing products      1,033     1,862     3,364    6,768
                                           -------   -------   -------  -------
   Total sales ........................    $14,322   $12,253   $42,254  $37,724
                                           =======   =======   =======  =======

     Comparison of the first nine months of fiscal 1997 to the first nine months of fiscal 1996.

     Sales for the first nine months of fiscal 1997 of $42.3 million exceeded sales in the comparable fiscal period of fiscal 1996 by $4.5 million, or 12.0%.

     Cell culture product sales increased by $6.3 million, or 30.3%, due primarily to an additional $3.2 million in sales of Clonetics products, higher prices for certain cell cultures sold to a large customer and to higher sales volume for cell culture media and fetal bovine serum products.

     Endotoxin detection product sales increased by $1.6 million, or 15.9%, due to increased sales volume in all of the Company's test formats. This rate of increase is higher than expected because of a change in order patterns for the Company's European distributors. Sales for the fourth quarter are expected to be equal to, or slightly less than, sales for the fourth quarter of fiscal 1996. Growth in subsequent quarters is expected to resume at an annual rate more closely resembling that of the most recent fiscal year.

     Clinical diagnostic testing product sales decreased by $3.4 million, or 50.3%, $1.6 million of which was due to the sale of the EIA and FIAX Product Lines and $1.2 million due to the completion in the third quarter of fiscal 1996 of a contract to produce botulinum antitoxin. In addition, sales for the Company's allergy detection products declined $0.4 million primarily as a result of increased competition. The Company expects sales for allergy products to continue to decline at similar rates for the foreseeable future.

     Gross margins were 49.6% of sales for the first nine months of fiscal 1997 compared to 47.4% during the comparable period of fiscal 1996 reflecting proportionally higher margins associated with Clonetics products, improved margins due to higher sales prices for certain cell cultures sold to a large customer and to improved manufacturing efficiencies.

     Research and development expenses increased from $1.9 million for the first nine months of fiscal 1996 to $2.1 million for the same period of fiscal 1997 primarily as a result of increased development efforts for Clonetics products.

     Selling, general and administrative expenses increased from $10.4 million for the first nine months of fiscal 1996 to $11.7 million for the same period of fiscal 1997 primarily as a result of higher selling expenses for Clonetics products.

     "Other Income" is comprised of payments received from Boehringer Ingelheim for technology assistance under the terms of its agreement with the Company.

     For fiscal 1997, "Legal settlement" represents the gain, before the effect of taxes, of the settlement of an appeal pending in the Company's litigation with Minnesota Mining and Manufacturing Inc. ("3M") concerning disputes arising from the 1991 acquisition by the Company of 3M's allergy diagnostic testing product line.

     For fiscal 1996, "Purchased research and development" represents the expensing of in-process research and development acquired as a part of the purchase of Clonetics. "Litigation expenses" include a one-time pretax charge to earnings for costs associated with the Company's unsuccessful lawsuit against 3M. "Gain on the sale of product line" represents the gain, before the effect of taxes, as a result of the sale of the EIA and FIAX Product Lines.

     "Provision for income taxes" as a percentage of Income Before Income Taxes was 36.2% for the first nine months of fiscal 1997. For the first nine months of fiscal 1996, the "Provision for income taxes" reflects the lack of income tax benefit associated with the expensing of purchased research and development and favorable treatment of the gain associated with the sale of the Company's diagnostic test kit business. Before the effect of these transactions, the "Provision for income taxes" as a percentage of Income Before Income Taxes was 34.0% and reflects the application of lower tax rates to the income of Clonetics for the first nine months of fiscal 1996.

     Comparison of the third quarter of fiscal 1997 to the third quarter of fiscal 1996.

     Sales for the third quarter of fiscal 1997 of $14.3 million exceeded sales in the comparable fiscal period of fiscal 1996 by $2.1 million, or 16.9%.

     Cell culture product sales increased by $2.4 million, or 33.2%, due primarily to a 55.5% increase in sales of Clonetics products to $2.5 million, to higher sales volume for fetal bovine serum and cell culture media and to higher prices for certain cell cultures sold to a large customer.

     Endotoxin detection product sales increased by $0.5 million, or 16.4%, due to increased sales volume. Sales for the third quarter of fiscal 1997 were impacted by higher then expected sales to the Company's European distributors as a result in changes in order patterns. Sales for the fourth quarter are expected to be equal to, or slightly less than, sales for the fourth quarter of fiscal 1996. Growth in subsequent quarters is expected to resume at an annual rate more closely resembling that of the most recent fiscal year.

     Clinical diagnostic testing product sales decreased by $0.8 million, or 44.5%, primarily due to the completion in fiscal 1996 of a contract to produce botulinum antitoxin and to lower sales volume for the Company's allergy detection products, primarily as a result of increased competition. The Company expects clinical diagnostic testing product sales to continue to decline for the foreseeable future.

     Gross margins were 50.1% of sales for the third quarter of fiscal 1997 compared to 49.7% during the comparable period of fiscal 1996 reflecting improved manufacturing efficiencies and improved margins due to higher sales prices for certain cell cultures sold to a large customer.

     Research and development expenses of $0.7 million for the third quarter of fiscal 1997 were essentially the same as those for the third quarter of fiscal 1996.

     Selling, general and administrative expenses increased from $3.4 million for the third quarter of fiscal 1996 to $3.9 million for the same period of fiscal 1997 primarily as a result of higher compensation expenses and for higher selling expenses for Clonetics products.

     "Other Income" is comprised of payments received from Boehringer Ingelheim for technology assistance under the terms of its agreement with the Company.

     For fiscal 1997, "Legal settlement" represents the gain, before the effect of taxes, of the settlement of an appeal pending in the Company's on-going litigation with 3M concerning disputes arising from the 1991 acquisition by the Company of 3M's allergy diagnostic testing product line.

     For fiscal 1996, "Litigation expenses" include a one-time pretax charge to earnings for costs associated with the Company's unsuccessful lawsuit against 3M.

     "Provision for income taxes" as a percentage of Income Before Income Taxes was 35.2% for the third quarter of fiscal 1997. Before the effect of non-recurring items, the "Provision for income taxes" as a percentage of Income Before Income Taxes was 32.6% for the third quarter of fiscal 1996.The difference reflects primarily the application of lower tax rates to the income of Clonetics for the third quarter of fiscal 1996.

Liquidity and Financial Condition

     During the first nine months of fiscal 1997, the Company financed its operations, capital expenditures and product development activities with cash provided by operations. For the first nine months of fiscal year 1997, cash increased by $2.7 million. The Company's operating activities provided cash of $5.3 million for the same period.

     Total current assets of $37.1 million at July 31, 1997 were $3.6 million higher than total current assets of $33.5 million at October 31, 1996, primarily as a result of increased cash on hand and higher inventories for endotoxin detection products. These increases were slightly offset by a decrease in accounts receivable. Total current liabilities at July 31, 1997 were $10.8 million compared to $11.3 million at October 31, 1996.

     The Company's investing activities consumed cash of $1.4 million in the first nine months of fiscal 1997, primarily as a result of purchases of property, plant and equipment totaling $2.0 million, offset by the receipt of $0.6 million in certain deferred payments as a result of the sale of the EIA and FIAX Product Lines. The Company's investing activities generated cash of $0.9 million in the first nine months of fiscal 1996, primarily due to the receipt of $12.3 million in proceeds from the sale of its EIA and FIAX Product Lines offset by the use of $8.2 million to acquire Clonetics. Purchases of property, plant and equipment totaled $2.1 million for the first nine months of fiscal 1996.

     Financing activities consumed cash of $1.2 and $3.1 million for the first nine months of fiscal years 1997 and 1996 respectively, reflecting primarily the repayment of amounts outstanding under the Company's various debt facilities.

     At July 31, 1997, the Company's principal short-term cash requirements were to fund the Company's normal working capital needs, consisting primarily of inventories and receivables, and to fund capital expenditures. At July 31, 1997, the Company had outstanding capital commitments of approximately $1.1 million and $9.0 million was available under the terms of the Company's revolving credit facility.

Recent Developments

     On August 25, 1997, the Company announced that it had signed a definitive merger agreement pursuant to which Cambrex Corporation ("Cambrex"), has agreed to acquire the Company for $11.625 per share. A copy of the Agreement and Plan of Merger among Cambrex, BW Acquisition Corporation, a wholly-owned subsidiary of Cambrex, and the Company, dated August 22, 1997, (the "Merger Agreement") is filed as an exhibit to this Report and is incorporated herein by reference.

     In accordance with the Merger Agreement and pursuant to an Offer to Purchase to all stockholders of the Company, Cambrex commenced on August 28, 1997, a tender offer for 100% of the outstanding Common Stock of the Company (the "Offer"). A copy of the Offer to Purchase by BW Acquisition Corporation, dated August 28, 1997, is filed as an exhibit to this Report and is incorporated herein by reference. Assuming that the Offer is consummated, any shares not tendered in the Offer will be cashed out for $11.625 per share in a statutory merger, giving the transaction a total value of approximately $130.9 million. The Offer expires on September 25, 1997, unless it is extended by Cambrex. The Offer is conditioned upon, among other things, the tender of a number of shares of Common Stock of the Company which, with the shares of stock issuable upon exercise of options held by the Selling Stockholders as defined below, equals in excess of 50% of all outstanding shares, on a fully-diluted basis as of the date of purchase of the shares and on the expiration of any waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. In the event of termination of the Merger Agreement, under certain circumstances Cambrex would be entitled to a termination fee of $4.125 million and the reimbursement of certain expenses in an aggregate amount not to exceed $1.2 million.

     As a condition to Cambrex's entering into the Merger Agreement, Cambrex required Anasco GmbH and Messrs. Alibrandi, Buterbaugh, Winkler, Rohrer, Staples and Olsen, each an executive officer and/or director of the Company (with Anasco, the "Selling Stockholders") to enter into substantially identical stockholder agreements (the "Stockholders Agreement") covering substantially all the shares of Common Stock owned beneficially by each of the stockholders, including all shares issuable upon exercise of the options held by such person (the "Shares"). The Shares comprise 3,716,443 shares (including 910,928 shares issuable upon exercise of stock options) or approximately 31.1% of the aggregate shares of Common Stock outstanding on a fully diluted basis. Pursuant to the terms of the Stockholders Agreement, the Selling Stockholders have agreed, among other things, to tender their Shares in the Offer, to vote in favor of the Merger and otherwise to support the transactions contemplated by the Merger Agreement. A copy of the forms of Stockholders Agreement with the executive officers and directors and with Anasco are filed as exhibits to this Report and are incorporated herein by reference.

     The Board of Directors of the Company has unanimously approved the transactions contemplated by the Merger Agreement. Alex. Brown & Sons Incorporated, the Company's financial advisor, has delivered to the Board of Directors a written opinion to the effect that, as of the date of such opinion and based upon and subject to certain matters stated therein, the $11.625 per share cash consideration to be received in the Offer and the Merger by holders of Company Common Stock (other than Cambrex and its affiliates) was fair, from a financial point of view, to such holders.

     On August 28, 1997 Cambrex and the Company filed with the Securities and Exchange Commission information about the Offer on a Schedule 14D-1 and a Solicitation/Recommendation Statement reflecting the recommendation of the Company's Board of Directors on a Schedule 14D-9 (the "Schedule 14D-9"), respectively. The Schedule 14D-9 contains a summary of the proposed transactions that is qualified in its entirety by reference to the Merger Agreement and to the Stockholders Agreement. The relevant portion of the Schedule 14D-9 is attached hereto as an exhibit and incorporated herein by reference.

                               BIOWHITTAKER, INC.
                           PART II. OTHER INFORMATION



Item 1. Legal Proceedings.

     In May 1997, the Company entered into a Settlement Agreement with respect to its lawsuit against Minnesota Mining and Manufacturing Company ("3M") arising out of the 1991 purchase from 3M of its allergy diagnostic business. Under the agreement, the Company dismissed its appeal and 3M agreed to waive a payment of a future installment of the deferred purchase price payable as a result of the 1991 acquisition.


Item 6.  Exhibits and Reports on Form 8-K.

       (a) Exhibits

          10.20Agreement  and  Plan of  Merger  among  Cambrex,  BW  Acquisition
               Corporation, a wholly-owned subsidiary of Cambrex, and the Company, dated August 22, 1997 (incorporated by reference to
               Exhibit 2 to the Schedule 14D-9 of the Company filed on August 28, 1997).

          10.21Offer to Purchase by BW Acquisition  Corporation,  a wholly-owned subsidiary of Cambrex Corporation, dated August 28, 1997 (incorporated by reference to Exhibit 1 to the Schedule 14D-9 of the Company filed on August 28, 1997).

          10.22Form of Stockholders  Agreement by and among Cambrex Corporation,
               BW Acquisition Corporation and certain officers and directors of the Company (incorporated by reference to Exhibit 8(a) to the Schedule 14D-9 of the Company filed on August 28, 1997).

          10.23Form of Stockholders  Agreement by and among Cambrex Corporation,
               BW Acquisition Corporation and Anasco GmbH (incorporated by reference to Exhibit 8(b) to the Schedule 14D-9 of the Company filed on August 28, 1997).

          10.24Pages 1 through 22 of Schedule 14D-9 of the Company filed on August 28, 1997 (filed herewith).

          11. Statement regarding Computation of Per Share Net Income for the three months and nine months ended July 31, 1997.

         27.   Financial Data Schedule

       (b) Reports on Form 8-K:

         No reports on Form 8-K were filed during the quarter ended July 31, 1997.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            BIOWHITTAKER, INC.


Date:     September 11, 1997           By         /S/PHILP L. ROHRER, JR.
      ---------------------------         -------------------------------
                                          Philip L. Rohrer, Jr., Vice President
                                               (Principal Financial Officer)

                               BIOWHITTAKER, INC.
                                  EXHIBIT INDEX

                                                                    Sequentially
Exhibit No.                Description                          Numbered Page
-----------                -----------                          -------------

11                         Computation of Per Share Net Inco         14

27                         Financial Data Schedule                   15

10.24                      Pages 1 through 22 of Schedule            16
                          14D-9 of the Company filed on
                                 August 28, 1997

                                                                      Exhibit 11

                               BIOWHITTAKER, INC.
                       COMPUTATION OF PER SHARE NET INCOME
                  (Dollars in thousands, except per share data)




                                      For the Three Months  For the Nine Months
                                         Ended July 31,        Ended July 31,
                                         --------------        --------------
                                        1997        1996      1997        1996
                                        ----        ----      ----        ----

Earnings

Net income/(loss) .................       $ 1,919   $  (910)   $ 4,886  $(1,502)
                                          =======    =======   =======  =======

Average Common and Common Equivalent
    Shares (in 000)

Weighted average number of common
    shares outstanding .............       10,761   10,759     10,760   10,759


Common equivalent shares:

   Stock options included under
      treasury stock method ........         237       --        162       --

   Proportional interest rights of
      Anasco GmbH ..................          23       --         22       --


Total ..............................       11,021    10,759    10,944    10,759
                                           ------    ------    ------    ------

Net Income/(Loss) Per Share.........      $  0.17   $ (0.08)  $  0.45    $(0.14)
                                          =======   =======   =======    ======





Unaudited

     Note:Net income per share determined on a fully diluted basis is not materially different from primary net income per share shown above.